Form 10-Q
period 2021-09-30
ASURE SOFTWARE INC
filed 2021-11-08
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3700 N. Capital of Texas Hwy #350 Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

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
As of November 5, 2021, 19,968,512 shares of the registrant’s Common Stock were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,506	$28,577
Accounts receivable, net of allowance for doubtful accounts of $2,730 and $2,194 at September 30, 2021 and December 31, 2020, respectively	4,595	3,848
Inventory	303	449
Prepaid expenses and other current assets	13,356	2,866
Total current assets before funds held for clients	29,760	35,740
Funds held for clients	174,754	321,069
Total current assets	204,514	356,809
Property and equipment, net	8,764	8,281
Goodwill	86,114	73,958
Intangible assets, net	82,385	64,552
Operating lease assets, net	6,170	6,450
Other assets, net	4,129	3,952
Total assets	$392,076	$514,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$1,914	$12,310
Accounts payable	1,299	1,288
Accrued compensation and benefits	2,675	2,916
Operating lease liabilities, current	1,717	1,833
Other accrued liabilities	1,775	1,380
Contingent purchase consideration	1,905	3,880
Deferred revenue	1,501	4,416
Total current liabilities before client fund obligations	12,786	28,023
Client fund obligations	174,372	320,578
Total current liabilities	187,158	348,601
Long-term liabilities:
Deferred revenue	51	111
Deferred tax liability	1,446	888
Notes payable, net of current portion	32,800	12,225
Operating lease liabilities, noncurrent	5,044	5,366
Contingent purchase consideration	3,038	—
Other liabilities	600	1,157
Total long-term liabilities	42,979	19,747
Total liabilities	230,137	368,348
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 20,352 and 19,354 shares issued, 19,968 and 18,970 shares outstanding at September 30, 2021 and December 31, 2020, respectively	204	193
Treasury stock at cost, 384 shares at September 30, 2021 and December 31, 2020	(5,017)	(5,017)
Additional paid-in capital	428,894	419,827
Accumulated deficit	(262,459)	(269,953)
Accumulated other comprehensive income	317	604
Total stockholders’ equity	161,939	145,654
Total liabilities and stockholders’ equity	$392,076	$514,002

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenue:
Recurring	$16,374	$15,273	$51,688	$47,442
Professional services, hardware and other	1,607	742	3,263	1,635
Total revenue	17,981	16,015	54,951	49,077
Cost of Sales	7,113	6,942	21,646	20,790
Gross profit	10,868	9,073	33,305	28,287
Operating expenses:
Sales and marketing	3,897	3,573	11,130	9,917
General and administrative	7,005	5,947	20,324	16,484
Research and development	1,505	1,805	3,972	4,356
Amortization of intangible assets	2,534	2,424	7,590	7,122
Total operating expenses	14,941	13,749	43,016	37,879
Loss from operations	(4,073)	(4,676)	(9,711)	(9,592)
Interest income (expense) and other, net	(530)	(397)	(977)	(930)
(Loss) gain on extinguishment of debt	(342)	(11)	8,312	123
Employee retention tax credit	10,533	—	10,533	—
Income (loss) from operations before income taxes	5,588	(5,084)	8,157	(10,399)
Income tax expense (benefit)	260	(325)	663	71
Net income (loss)	5,328	(4,759)	7,494	(10,470)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(79)	11	(287)	638
Comprehensive income (loss)	$5,249	$(4,748)	$7,207	$(9,832)

Basic and diluted earnings (loss) per share
Basic	$0.28	$(0.30)	$0.39	$(0.66)
Diluted	$0.28	$(0.30)	$0.39	$(0.66)

Weighted average basic and diluted shares
Basic	19,182	15,873	19,083	15,793
Diluted	19,330	15,873	19,243	15,793

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	18,970	$193	$(5,017)	$419,827	$(269,953)	$604	$145,654
Stock issued upon option exercise and vesting of restricted stock units	51	1	—	131	—	—	132
Share based compensation	—	—	—	626	—	—	626
Share issuance costs	—	—	—	(23)	—	—	(23)
Net loss	—	—	—	—	(1,598)	—	(1,598)
Other comprehensive loss	—	—	—	—	—	(139)	(139)
Balance at March 31, 2021	19,021	$194	$(5,017)	$420,561	$(271,551)	$465	$144,652

Stock issued upon option exercise and vesting of restricted stock units	49	1	—	188	—	—	189
Stock issued, ESPP	29	—	—	170	—	—	170
Share based compensation	—	—	—	714	—	—	714
Net income	—	—	—	—	3,764	—	3,764
Other comprehensive loss	—	—	—	—	—	(69)	(69)
Balance at June 30, 2021	19,099	$195	$(5,017)	$421,633	$(267,787)	$396	$149,420

Stock issued upon option exercise and vesting of restricted stock units	102	1	—	57	—	—	58
Shares issued — acquisitions	767	8	—	6,420	—	—	6,428
Share based compensation	—	—	—	784	—	—	784
Net income	—	—	—	—	5,328	—	5,328
Other comprehensive loss	—	—	—	—	—	(79)	(79)
Balance at September 30, 2021	19,968	$204	$(5,017)	$428,894	$(262,459)	$317	$161,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	15,714	$161	$(5,017)	$396,102	$(253,642)	$(25)	$137,579
Stock issued upon option exercise and vesting of restricted stock units	29	—	—	106	—	—	106
Share based compensation	—	—	—	438	—	—	438
Net loss	—	—	—	—	(1,767)	—	(1,767)
Other comprehensive income	—	—	—	—	—	65	65
Balance at March 31, 2020	15,743	$161	$(5,017)	$396,646	$(255,409)	$40	$136,421

Stock issued, ESPP	32	—	—	157	—	—	157
Stock issued upon option exercise and vesting of restricted stock units	66	1	—	301	—	—	302
Share based compensation	—	—	—	588	—	—	588
Net loss	—	—	—	—	(3,944)	—	(3,944)
Other comprehensive income	—	—	—	—	—	562	562
Balance at June 30, 2020	15,841	$162	$(5,017)	$397,692	$(259,353)	$602	$134,086

Stock issued upon option exercise and vesting of restricted stock units	59	1	—	50	—	—	51
Share based compensation	—	—	—	707	—	—	707
Net loss	—	—	—	—	(4,759)	—	(4,759)
Other comprehensive income	—	—	—	—	—	11	11
Balance at September 30, 2020	15,900	$163	$(5,017)	$398,449	$(264,112)	$613	$130,096

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$7,494	$(10,470)
Adjustments to reconcile income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	11,690	10,919
Amortization of operating lease assets	1,146	1,127
Amortization of debt financing costs and discount	117	348
Net amortization of premiums and accretion of discounts on available-for-sale securities	123	114
Provision for doubtful accounts	1	317
Provision for deferred income taxes	559	26
Gain on extinguishment of debt	(8,312)	(123)
Net realized gains on sales of available-for-sale securities	(390)	(499)
Share-based compensation	2,124	1,733
(Gain) loss on disposals of long-term assets	(32)	55
Change in fair value of contingent purchase consideration	(191)	—
Changes in operating assets and liabilities:
Accounts receivable	(536)	465
Inventory	85	190
Prepaid expenses and other assets	(10,916)	6,244
Operating lease right-of-use assets	(1,368)	(1,052)
Accounts payable	11	(887)
Accrued expenses and other long-term obligations	111	(2,881)
Operating lease liabilities	116	370
Deferred revenue	(2,976)	(3,700)
Net cash provided by operating activities	(1,144)	2,296
Cash flows from investing activities:
Acquisition of intangible asset	(25,526)	(8,817)
Purchases of property and equipment	(100)	(859)
Software capitalization costs	(3,152)	(1,904)
Purchases of available-for-sale securities	(695)	(12,188)
Proceeds from sales and maturities of available-for-sale securities	8,431	8,456
Net cash used in investing activities	(21,042)	(15,312)
Cash flows from financing activities:
Proceeds from notes payable	29,425	8,856
Payments of notes payable	(15,073)	(12,174)
Payments of contingent purchase consideration	(1,784)	—
Debt financing fees	(878)	(245)
Net proceeds from issuance of common stock	526	616
Net change in client fund obligations	(146,206)	68,441
Net cash (used in) provided by financing activities	(133,990)	65,494
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(156,176)	52,478
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	324,985	134,060
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$168,809	$186,538

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$11,506	$12,939
Restricted cash and restricted cash equivalents included in funds held for clients	157,303	173,599
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$168,809	$186,538

Supplemental information:
Cash paid for interest	$722	$967
Cash paid for income taxes	$332	$3,469
Net assets added from acquisitions	$763	$—

Non-cash investing and financing activities:
Contingent purchase consideration issued for acquisitions	$3,038	$2,745
Notes payable issued for acquisitions	$4,386	$330
Stock issuance for acquisitions	$6,428	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware Corporation, is a leading provider of Human Capital Management (“HCM”) software solutions. We help small and medium-sized companies grow by helping them build more productive teams, providing the tools and resources that help them stay compliant with ever-changing federal, state, and local tax jurisdictions and labor laws, and better allocate cash so they can spend their financial capital on growing their business rather than back-office overhead expenses. Asure’s Human Capital Management suite, named Asure HCM, includes cloud-based Payroll, Tax Services, and Time & Attendance software as well as human resources (“HR”) services ranging from HR projects to completely outsourcing payroll and HR staff. We also offer these products and services through our network of reseller partners.

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

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas and from our processing hubs in California, Florida, Nebraska, New Jersey, New York, Tennessee, and Vermont. In May 2021, we closed our Washington office where we provided our HR consulting services as employees from that office now work remotely.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2021 and the results of operations, statements of changes in stockholders’ equity for the three and nine months ended September 30, 2021 and September 30, 2020, and our statements of cash flows for the nine months ended September 30, 2021 and September 30, 2020.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments. The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, useful lives of long-lived assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions management believes reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the Condensed Consolidated Financial Statements for continued reasonableness. We make appropriate adjustments, if any, to the estimates used prospectively based upon such periodic evaluation.

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

SIGNIFICANT RISKS AND UNCERTAINTIES

The coronavirus (“COVID-19”) pandemic has resulted in a global economic slowdown and disruptions that have and could continue to negatively impact our business. The pandemic and numerous measures implemented to contain the virus such as business shutdowns, shelter-in-place orders and travel bans and restrictions have caused businesses, especially small and medium-sized businesses, some of whom are our customers, to reduce headcount or cease operations as customer demand decreased. Given the economic slowdown and other risks and uncertainties associated with the pandemic, we expect our business, financial condition, results of operations and growth prospects to be adversely affected in the future. Our business is impacted by employment levels as we have contracts that charge clients on a per-employee basis. In addition, the conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, lengthen payment terms, reduce the value or duration of customer subscription contracts, or affect attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

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

RECLASSIFICATION

The Company reclassified its presentation of restricted cash and restricted cash equivalents included in funds held for clients as of September 30, 2020 in the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation. Such reclassification had no effect on the consolidated financial position or consolidated results of operations of the Company.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As of September 30, 2021 and December 31, 2020, accumulated other comprehensive income (loss) consisted of net unrealized gains and losses on available-for-sale securities.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
September 30, 2021
Assets:
Funds held for clients
Money market funds	$2,409	$2,409	$—	$—
Available-for-sale securities	17,451	—	17,451	—
Total	$19,860	$2,409	$17,451	$—

Liabilities:
Contingent purchase consideration(1)	$4,943	$—	$—	$4,943
Total	$4,943	$—	$—	$4,943

December 31, 2020
Assets:
Cash equivalents
Money market funds	$5,204	$5,204	$—	$—
Funds held for clients
Money market funds	63,999	63,999	—	—
Available-for-sale securities	25,919	—	25,919	—
Total	$95,122	$69,203	$25,919	$—

Liabilities:
Contingent purchase consideration(1)	$3,880	$—	$—	$3,880
Total	$3,880	$—	$—	$3,880
(1)See Note 4 — Goodwill and Intangible Assets for further discussion regarding the contingent purchase consideration.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
The contractual obligations and earn out provision are accounted for as a contingent liability and fair value is determined using Level 3 inputs, as estimating the fair value of these contingent liabilities require the use of significant and subjective inputs that may and are likely to change over the duration of the liabilities. The following table discloses the change in the gross contingent purchase consideration on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2021 (in thousands):

December 31, 2020	$3,880
Contingent purchase consideration	(1,975)
Issued for acquisitions	3,038
September 30, 2021	$4,943

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
September 30, 2021
Restricted cash equivalents	$1,000	$—	$—	$1,000
Available-for-sale securities:
Certificates of deposit	5,153	93	(4)	5,242
Corporate debt securities	8,085	160	(5)	8,240
Municipal bonds	3,427	52	(5)	3,474
U.S. Government agency securities	500	—	(5)	495
Total available-for-sale securities	17,165	305	(19)	17,451

Total(2)	$18,165	$305	$(19)	$18,451

December 31, 2020
Restricted cash equivalents	$1,258	$—	$—	$1,258
Available-for-sale securities:
Certificates of deposit	7,370	204	—	7,574
Corporate debt securities	8,914	295	(1)	9,208
Municipal bonds	7,276	103	(1)	7,378
U.S. Government agency securities	500	1	—	501
Total available-for-sale securities	24,060	603	(2)	24,661

Total(2)	$25,318	$603	$(2)	$25,919

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). As of September 30, 2021 and December 31, 2020, there were 42 and 69 securities, respectively, in an unrealized gain position and there were 9 and 2 securities in an unrealized loss position, respectively. As of September 30, 2021, these unrealized losses were less than $6 individually and $19 in the aggregate. As of December 31, 2020, these unrealized losses were less than $2 individually and $2 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
(2)At September 30, 2021 and December 31, 2020, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	September 30, 2021	December 31, 2020
Restricted cash and cash equivalents held to satisfy client funds obligations	$157,303	$296,408
Restricted short-term marketable securities held to satisfy client funds obligations	3,297	4,249
Restricted long-term marketable securities held to satisfy client funds obligations	14,154	20,412
Total funds held for clients	$174,754	$321,069

Expected maturities of available-for-sale securities as of September 30, 2021 are as follows (in thousands):

One year or less	$3,297
After one year through five years	14,154
$17,451

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2020	Acquisitions	September 30, 2021
Goodwill	$73,958	$12,156	$86,114

We believe significant synergies are expected to arise from these strategic acquisitions and their assembled workforces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of September 30, 2021, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	December 31, 2020	Acquisitions	September 30, 2021
Customer relationships	$88,310	$26,401	$114,711
Developed technology	12,001	—	12,001
Reseller relationships	853	159	1,012
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
	$103,076	$26,560	$129,636

In July 2020, we acquired certain assets of a payroll tax business (the “Asset Purchase Agreement”). The initial purchase price for the assets was $4,250, which we paid in cash at closing. The Asset Purchase Agreement set forth two subsequent purchase consideration payments, which are contingent on certain thresholds. The first contingent purchase consideration of $1,975, was offset by certain net amounts owed to us by the seller related to transition services in the amount of $191, was paid in June 2021 (a total payment of $1,784). The second and final contingent purchase consideration, will be based on the trailing twelve-month revenue at October 31, 2021, and will generally be made by April 30, 2022. We utilized a Monte Carlo simulation to determine the fair value of the contingent consideration. The adjustment to the fair value of the contingent consideration as of September 30, 2021 was the aforementioned $191 offset.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

In September 2021, the Company acquired certain assets (the “Second Asset Purchase Agreement”) of a payroll business, which was used to provide payroll processing services. The aggregate purchase price that the Company paid for these assets was $14,750, paid as follows: (i) $10,325 in cash at closing, (ii) the delivery of a promissory note in the amount of $2,213, and (iii) the delivery of 244 shares of the Company’s common stock, which the parties agreed had an aggregate value of $2,213 as of September 30, 2021. The Second Asset Purchase Agreement is subject to working capital adjustments to the purchase price.

Also in September 2021, we acquired certain assets of a payroll business (the “Third Asset Purchase Agreement”). The initial purchase price for the assets was $24,150, of which $15,000 was paid in cash at closing. The Third Asset Purchase Agreement also included the delivery of 523 shares of the Company’s common stock, which both parties agreed had an aggregate value of $4,800 at closing. Finally, the Third Asset Purchase Agreement set forth a promissory note initially valued at $4,350 and includes a contingent consideration, which is contingent on certain thresholds and will be based on the trailing twelve-month revenue at September 30, 2022, which we expect will be paid in the fourth quarter of 2022. The promissory note has since been adjusted to $4,318 to account for a shortfall in working capital. We utilized a Monte Carlo simulation to determine the fair value of the contingent consideration. There was no adjustment to the fair value of the contingent consideration at September 30, 2021.

The Second Asset Purchase Agreement and Third Asset Purchase Agreement mentioned above were of small, privately held companies, whose historic cash basis financial statements were unaudited and not prepared under generally accepted accounting principals in the United States, including, but not limited to, differences in revenue recognition. The disclosure of supplemental pro forma financial information suggested under ASC 805 for a public business entity has been deemed impracticable by management due to these reasons.

The gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2021 and December 31, 2020 are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
September 30, 2021
Customer relationships	8.7	$114,711	$(36,257)	$78,454
Developed technology	6.6	12,001	(8,744)	3,257
Reseller relationships	7.2	1,012	(859)	153
Trade names	3.0	880	(513)	367
Non-compete agreements	5.2	1,032	(878)	154
	8.4	$129,636	$(47,251)	$82,385

December 31, 2020
Customer relationships	8.9	$88,310	$(28,898)	$59,412
Developed technology	6.6	12,001	(7,608)	4,393
Reseller relationships	7.0	853	(853)	—
Trade names	3.0	880	(312)	568
Non-compete agreements	5.2	1,032	(853)	179
	8.5	$103,076	$(38,524)	$64,552

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $2,534 and $2,424 for the three months ended September 30, 2021 and 2020, respectively. Amortization expenses recorded in Cost of Sales were $379 and $397 for the three months ended September 30, 2021 and 2020, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

Amortization expenses recorded in Operating Expenses were $7,590 and $7,122 for the nine months ended September 30, 2021 and 2020, respectively. Amortization expenses recorded in Cost of Sales were $1,135 and $1,225 for the nine months ended September 30, 2021 and 2020, respectively. There was no impairment of intangibles during the nine months ended September 30, 2021 based on the qualitative assessment performed by the Company.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of September 30, 2021 (in thousands):

2021 (three months)	$3,712
2022	14,388
2023	13,262
2024	13,002
2025	12,216
2026	9,105
Thereafter	16,700
$82,385

NOTE 5 – NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	September 30, 2021	December 31, 2020
Subordinated Notes Payable – Acquisitions(1)	7/1/2021 – 9/30/2026	2.00% - 3.00%	$8,231	$6,182
PPP Loan	6/30/2021	1.00%	—	8,856
Term Loan	12/31/2024	5.25%	—	9,875
Senior Credit Facility	10/1/2025	9.00%	30,090	—
Total Notes Payable			$38,321	$24,913
(1)See Note 4 — Goodwill and Intangible Assets for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
September 30, 2021
Current portion of notes payable	$2,132	$(218)	$1,914
Notes payable, net of current portion	36,189	(3,389)	32,800
Total	$38,321	$(3,607)	$34,714

December 31, 2020
Current portion of notes payable	$12,388	$(78)	$12,310
Notes payable, net of current portion	12,525	(300)	12,225
Total	$24,913	$(378)	$24,535

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

The following table summarizes the future principal payments related to our outstanding debt as of September 30, 2021 (in thousands):

2021 (three months)	$—
2022	2,132
2023	4,405
2024	6,623
2025	23,151
2026	2,010
Total	$38,321

Subordinated Notes Payable - Acquisitions

There remains an outstanding principal balance on the subordinated note payable issued in connection with the purchase of a business we acquired in 2018, which note matured on July 1, 2021. Payment on the principal balance was withheld as security for an outstanding claim for which we are entitled to indemnification under the purchase agreement. We will make the payment, subject to our right of offset under the purchase agreement, when these claims are resolved. Due to our rights under the purchase agreement and the terms of this note, we are not in default under the note.

See Note 4 — Goodwill and Intangible Assets for further discussion regarding the issuance of subordinated notes payable related to acquisitions.

PPP Loan with Pinnacle Bank

Due to the effects of COVID-19 on our business and the related need to support our operations, we received an unsecured Paycheck Protection Program loan in the amount of $8,856 (the “PPP Loan”) in April 2020 from Pinnacle Bank (the “Lender”) under the Coronavirus Aid, Relief and Economic Security Act. In June 2021, we received notice from our Lender that the Small Business Administration (“SBA”) had approved our application for forgiveness of our PPP Loan. The amount forgiven of $8,560 was the amount we requested in our forgiveness application but was less than the original principal balance due, in part, to changes in SBA guidance following the date of our original loan application. Following the grant of forgiveness, we had an outstanding principal balance of $296 and an additional immaterial amount of accrued interest in our PPP Loan, both of which were paid in full in June 2021. During the three months ended June 30, 2021 the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $8,654. The gain on the forgiveness of the PPP Loan is reflected on our Condensed Consolidated Statements of Comprehensive Income, and is a non-taxable event.

Term Loan with Wells Fargo N.A.

In March 2014, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders that are party thereto. In connection with the Credit Agreement, we and our wholly owned active subsidiaries entered into a Guaranty and Security Agreement with Wells Fargo Bank, guaranteeing all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets. The Credit Agreement was amended and restated multiple times, with the most recent amendment and restatement effective December 31, 2019. The Credit Agreement was also amended, but not restated, on August 10, 2020. Following the amendment, the Credit Agreement provided for $10,000 in term loans and a $5,000 revolver and provided for new applicable margin rates for determining the interest payable on loans and amended certain of our financial covenants as described in our 2020 Annual Report on Form 10-K. For the period ending December 31, 2020, no amount was outstanding and $4,500 was available for borrowing under the revolver. During the three months ended September 30, 2021, we terminated the Credit Agreement. We paid Wells Fargo an aggregate amount of approximately $9,925 in full payment of our outstanding obligations, including $9,750 due on the note and immaterial amounts of interest, fees and other expenses.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
Senior Credit Facility with Structural Capital Investments III, LP

On September 10, 2021, the Company entered into a Loan and Security Agreement with Structural Capital Investments III, LP (“Structural” and together with the other lenders that are or become parties thereto, the “Lenders”), and Ocean II PLO LLC, as administrative and collateral agent for Structural and the Lenders (“Agent”), under the terms of which the Lenders have committed to lend us up to $50,000 in term loan financing to support our growth needs (the “Facility”) until March 31, 2022. The Company also entered into a secured promissory note with the Agent evidencing our obligations under the Facility. The Company’s obligations are further guaranteed by each of our subsidiaries and secured by our assets and the assets of our subsidiaries.

At the onset of the agreement, we paid to the Lenders an origination fee of $500. Interest accrues on any outstanding balance at a rate equal to the greater of 9.0% or the Prime Rate, plus 5.75% (the “Basic Rate”) and is payable in advance. In addition, interest is paid in kind (“PIK”) at a rate of 1.00% or 1.25% based on our APR Ratio, measured on a quarterly basis. The PIK interest is added to our outstanding balance and accrues interest at the Basic Rate. Interest only payments are due until October 2023, with an option to extend until October 2024, dependent on certain financial or revenue metrics before the end of the first twenty-four months of the Facility.

Principal payments begin after the expiration of the interest only period, and are based on a five year amortization schedule, with a balloon payment due in October 2025. The table above in this Note 5 — Notes Payable summarizing future principal payments assumes the Company will not extend the period of interest only payments to October 2024. Upon payment in full of the obligations under the Facility, we are to pay Lenders a final payment fee equal to 1.0% of the increase in our market capitalization since the onset of the agreement, at that time valued at $182,400.

The Company has agreed to provide the Lenders the right to participate in a future offering—whether public or private—on the same terms and conditions as other investors for an amount not to exceed $3,000.

There are no financial covenants if our net cash position is equal to or greater than zero. If our net cash position is less than zero, the Company would be subject to the following financial covenants: (i) unrestricted cash of no less than $5,000, (ii) maintain an APR ratio of no less than 0.70:1.00 through September 10, 2023, and (iii) maintain an APR ratio of no less than 0.60:1.00 from September 10, 2023 through the remainder of the term of the Facility. The APR ratio would be the ratio of our tested debt to our annual recurring revenue and would be measured on a quarterly basis. Our Tested Debt consists of our outstanding obligations under the Facility (exclusive of PIK interest) and any indebtedness issued or earnouts owed to sellers in connection with acquisitions.

NOTE 6 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $2,730, were $4,595 at September 30, 2021. Receivables from contracts with customers, net of allowance for doubtful accounts of $2,194, were $3,848 at December 31, 2020. No customers represented more than 10% of our net accounts receivable balance as of September 30, 2021 and December 31, 2020, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $4,475 and $3,792 at September 30, 2021 and December 31, 2020, respectively. The amount of amortization recognized for the three and nine months ended September 30, 2021 was $424 and $963, respectively, and for the three and nine months ended September 30, 2020 was $220 and $660, respectively.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
Deferred Revenue

During the three and nine months ended September 30, 2021, revenue of $460 and $4,308, and the three and nine months ended September 30, 2020, revenue of $259 and $3,652, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2021, approximately $23,945 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 71% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three and nine months ended September 30, 2021 and 2020, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss), rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$496	$540	$1,610	$1,613
Sublease income	(11)	(11)	(32)	(107)
Net rent expense	$485	$529	$1,578	$1,506

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 8% as of September 30, 2021 and December 31, 2020, respectively. The weighted average remaining lease term is five years and six years as of September 30, 2021 and December 31, 2020, respectively.

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,740	$1,699
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,279	$1,052

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

2021 (three months)	$598
2022	1,997
2023	1,574
2024	1,384
2025	974
2026	610
Thereafter	1,193
Total minimum lease payments	8,330
Less: imputed interest	(1,569)
Total lease liabilities	$6,761

NOTE 8 – SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan continue to govern any outstanding awards previously granted under the 2009 Plan.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 2,350 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have outstanding options to purchase 1,872 shares at a weighted average exercise price of $8.01. During the three and nine months ending September 30, 2021 we issued employee stock options to purchase 25 and 954 shares, respectively. The weighted average exercise price of these awards was $9.39 and $7.83 for the three and nine months ended September 30, 2021, respectively. These awards will vest over a three year period. We also had 193 outstanding restricted stock units as of September 30, 2021.

As of September 30, 2021, we had 1,615 shares available for grant pursuant to the 2018 Plan.

Share based compensation for our stock option plans for the three months ended September 30, 2021 and September 30, 2020 was $714 and $1,295, respectively and for the nine months ended September 30, 2021 and September 30, 2020 was $1,340 and $1,025, respectively. We issued 9 and 58 shares of common stock related to exercises of stock options for the three months ended September 30, 2021 and 2020, respectively. We forfeited 77 and issued 7 shares of common stock related to the issuance of vested restricted stock units, net for the three months ended September 30, 2021 and 2020, respectively.

NOTE 9 – NET EARNINGS (LOSS) PER SHARE

We compute net earnings (loss) per share based on the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options. We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options and restricted stock units of approximately 2,014 and 2,040 for the three and nine months ended September 30, 2021, respectively, and 1,859 and 2,063 shares for the three and nine months ended September 30, 2020, respectively, from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic:
Net income (loss)	$5,328	$(4,759)	$7,494	$(10,470)
Weighted-average shares of common stock outstanding	19,182	15,873	19,083	15,793
Basic earnings (loss) per share	$0.28	$(0.30)	$0.39	$(0.66)

Diluted:
Net income (loss)	$5,328	$(4,759)	$7,494	$(10,470)
Weighted-average shares of common stock outstanding	19,330	15,873	19,243	15,793
Diluted earnings (loss) per share	$0.28	$(0.30)	$0.39	$(0.66)

NOTE 10 – EMPLOYEE RETENTION TAX CREDIT

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES) was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (“ERTC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERTC. We have qualified for the ERTC in all three quarters of 2021. During the quarter ended September 30, 2021, we recorded an aggregate benefit of $10,533 in Other income (expense), net in our Condensed Consolidated Statements of Comprehensive Income (Loss) to reflect the ERTC for the three quarters in 2021. The receivable for the ERTC benefit as of September 30, 2021 is in Other current assets on our Condensed Consolidated Balance Sheets at September 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements about our financial results, which may include expected U.S GAAP and non-U.S. GAAP financial and other operating and non-operating results, including revenue, net income, diluted earnings per share, operating cash flow growth, operating margin improvement, deferred revenue growth, expected revenue run rate, expected tax rates, share-based compensation expenses, amortization of purchased intangibles, amortization of debt discount and shares outstanding. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, the Company’s results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to—risks associated with possible fluctuations in the Company’s financial and operating results; the Company’s rate of growth and anticipated revenue run rate, including impact of the current environment, the spread of major pandemics or epidemics (including COVID-19) and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains and extended shut down of businesses, reductions in employment and an increase in business failures, specifically among our clients, the Company’s ability to convert deferred revenue and unbilled deferred revenue into revenue and cash flow, and ability to maintain continued growth of deferred revenue and unbilled deferred revenue; errors, interruptions or delays in the Company’s services or the Company’s Web hosting; breaches of the Company’s security measures; domestic regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; the financial and other impact of any previous and future acquisitions; the nature of the Company’s business model, including risks related to government contracts; the Company’s ability to continue to release, gain customer acceptance of and provide support for new and improved versions of the Company’s services; successful customer deployment and utilization of the Company’s existing and future services; changes in the Company’s sales cycle; competition; various financial aspects of the Company’s subscription model; unexpected increases in attrition or decreases in new business; the Company’s ability to realize benefits from strategic partnerships and strategic investments; the emerging markets in which the Company operates; the Company’s ability to hire, retain and motivate employees and manage the Company’s growth; changes in the Company’s customer base; technological developments; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; unanticipated changes in the Company’s effective tax rate; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; factors affecting the Company’s term loan; fluctuations in the number of Company shares outstanding and the price of such shares; collection of receivables; interest rates; factors affecting the Company’s deferred tax assets and ability to value and utilize them; the potential negative impact of indirect tax exposure; the risks and expenses associated with the Company’s real estate and office facilities space; and general developments in the economy, financial markets, credit markets and the impact of current and future accounting pronouncements and other financial reporting standards.

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

OVERVIEW

Our Business

The following review of Asure’s financial position as of September 30, 2021 and December 31, 2020, and results of operations for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our 2020 Annual Report on Form 10-K filed with the SEC on March 11, 2021. Asure’s internet website address is www.asuresoftware.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q, however we do post information on the investor relations page of our website that we believe may be of interest to our investors.

Asure is a leading provider of cloud-based Human Capital Management (“HCM”) software and services. We help small and medium-sized businesses grow by offering the HR tools necessary to build a better workforce, providing the resources to stay compliant with ever changing federal, state, and local tax jurisdictions and labor laws, ultimately freeing their cash flows so they can spend their financial capital on growing their business rather than back-office overhead that impedes growth. Asure’s HCM suite, named AsureHCM, includes cloud-based Payroll & Tax, HR, and Time & Attendance software as well as HR Services ranging from HR projects to completely outsourcing payroll and HR staff. We also offer these products and services through our network of Reseller Partners.

We are a leading provider of cloud-based HCM solutions, delivered as a software-as-a-service (“SaaS”) for small and medium-sized businesses (“SMBs”). From recruitment to retirement, our solutions help more than 80,000 SMBs across the United States grow their businesses. About 10,000 of our clients are direct and approximately 70,000 remaining clients are indirect as they have contracts with Reseller Partners that white label our solutions.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response, federal, state and local governments imposed various restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the disease, and certain restrictions remain in place. Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate, and in March 2020, we prohibited all business-related travel and began transitioning our employees to work-from-home arrangements. As of June 1, 2021, we have opened our offices and resumed in person work. We continue to take proactive measures, including regular cleaning of the offices, and monitoring of the Center for Disease Control guidelines for returning to work. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients.

Beginning in 2020, the COVID-19 pandemic disrupted the operations of our clients and client prospects and may continue to do so for an indefinite period of time. Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in significant layoffs and employee furloughs since late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, decreases in the headcounts of our clients at the onset of the pandemic negatively impacted our recurring revenue during 2020. We expect our recurring revenue in future periods to continue to be negatively impacted by headcount reductions until employment levels across our client base return to pre-pandemic levels. Further, at the onset of the COVID-19 pandemic, a limited number of new clients temporarily delayed service implementation. As the COVID-19 pandemic continues to create uncertainty and the potential for ongoing business disruptions, we may experience similar client-driven delays in service implementation in the future.

In 2020, we continued to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share. Lower headcount at our clients and the other pandemic-related factors described above, which had and may continue to have a negative impact on recurring revenue, combined with increased sales and marketing and research and development expenses, cumulatively had an adverse impact on our operating results for the year ended December 31, 2020. We expect net income to be negatively affected by the impact of the pandemic on our recurring revenue and our deliberate, increased level of investment in sales and marketing and research and development to drive the growth of our business.

Prior to the COVID-19 pandemic, our sales force traveled frequently to market our solution set. The current remote work environment presents a unique opportunity because each sales employee is able to meet virtually with a greater number of client prospects in a given day than they would if conducting in-person meetings. Although we have not experienced such challenges to date, if clients and client prospects are not as willing or available to engage by video conference and teleconference, the shift from in-person to virtual sales meetings could negatively affect our sales efforts, impede client acquisition and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future.

The employee retention tax credit (“ERTC”) for 2020 was established under the CARES Act and amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and provided for changes in the employee retention credit for 2020 and provided an additional credit. The Company evaluated its eligibility for the ERTC for the three quarters lapsed in 2021. It was determined that the Company qualified for the employee retention credit for each quarter ended in 2021. As a result, as of September 30, 2021 approximately $10,533 was recognized in Interest (expense) income, net for the ERTC. For further discussion, see Note 10 — Employee Retention Credit.

We are unable to estimate the full impact the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the occurrence of variant strains, the duration of the outbreak, actions that may be taken by governmental authorities, the impact it may have on the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in our 2020 Annual Report on Form 10-K. As a result, the effect of the ongoing COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

Acquisitions

On September 30, 2021, our subsidiary, Evolution Payroll Processing LLC (“EPP”), acquired certain assets of a New Jersey corporation, which were used to provide payroll processing services. The aggregate purchase price we paid for the assets was $24,150, including: (i) $15,000 in cash at closing, (ii) the delivery of a promissory note of $4,350, and (iii) the delivery of 523 shares of the Company’s common stock which the parties agreed had an aggregate value of $4,800 as of September 30, 2021. At closing, the face amount of the promissory note was adjusted to $4,318 to account for a shortfall in working capital. The agreement is subject to future adjustments to the purchase price, including working capital and an earnout.

Also on September 30, 2021, EPP acquired certain assets of a Vermont corporation, which were used to provide payroll processing services. The aggregate purchase price for these assets was $14,750, paid as follows: (i) $10,325 in cash at closing, (ii) the delivery of a promissory note in the amount of $2,213, and (iii) the delivery of 244 shares of the Company’s common stock which the parties agreed had an aggregate value of $2,213 as of September 30, 2021. The agreement is subject to a future working capital adjustment to the purchase price.

RESULTS OF OPERATIONS (in thousands)

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	100%	100%	100%	100%
Gross profit	60%	57%	61%	58%
Sales and marketing	22%	22%	20%	20%
General and administrative	39%	37%	37%	34%
Research and development	8%	11%	7%	9%
Amortization of intangible assets	14%	15%	14%	15%
Total operating expenses	83%	86%	78%	77%
Interest income (expense) and other, net	(3)%	(2)%	(2)%	(2)%
(Loss) gain on extinguishment of debt	(2)%	—%	15%	—%
Employee retention tax credit	59%	—%	19%	—%
Gain (loss) from operations before income taxes	31%	(32)%	15%	(21)%
Net income (loss)	30%	(30)%	14%	(21)%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 91% of total revenue in the third quarter.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended September 30,		Variance
	2021	2020	$	%
Recurring	$16,374	$15,273	$1,101	7%
Professional services, hardware and other	1,607	742	865	117%
Total	$17,981	$16,015	$1,966	12%

	Nine Months Ended September 30,		Variance
	2021	2020	$	%
Recurring	$51,688	$47,442	$4,246	9%
Professional services, hardware and other	3,263	1,635	1,628	100%
Total	$54,951	$49,077	$5,874	12%

Revenue for the three months ended September 30, 2021, increased sequentially $813 or 5%, from $17,168 for the three months ended June 30, 2021 primarily due to increased demand of our ERTC service and underlying growth in our core business.

Recurring Revenues

Recurring revenues include fees for our payroll, payroll tax, time and labor management, and other Asure solutions as well as fees charged for form filings and delivery of client payroll checks and reports. These revenues are derived from fixed amounts charged per billing period and sometimes an additional fee per employee or transaction processed. We do not require clients to enter into long-term contractual commitments for our services. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We also generate recurring revenue from our Reseller Partners that license our solutions. Because recurring revenues are based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues increase as our clients hire more employees. Recurring revenues are recognized in the period services are rendered.

Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year and many of our clients are subject to form filing requirements mandated by the Affordable Care Act (“ACA”), first quarter revenues and margins are generally higher than in subsequent quarters. We anticipate our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements. In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. Therefore, we expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

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

Revenue for the three months ended September 30, 2021 was $17,981, an increase of $1,966, or 12%, from $16,015 for the three months ended September 30, 2020. The 12% growth was split between two-thirds organic and one-third inorgranic growth. The inorganic growth was driven by an increase in clients from our acquisitions at the beginning of 2021. Higher account balances in funds held for clients increased interest revenue compared to the prior year.

Revenue for the nine months ended September 30, 2021 was $54,951, an increase of $5,874, or 12%, from $49,077 for the nine months ended September 30, 2020. Recurring revenue increased primarily due to an increase in clients due to our acquisitions at the beginning of 2021 and higher account balances in funds held for clients and correlated interest revenue.

Professional Services, Hardware and Other Revenues

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, and hardware devices to enhance our software products.

Professional services, hardware and other revenue increased $865, or 117%, for the three months ended September 30, 2021 from the similar period in 2020 due to the continued success of our Employee Retention Tax Credit (“ERTC”) service launch, which we anticipate to have a positive impact on our operating results through 2021.

Professional services, hardware and other revenue increased $1,628, or 100%, for the nine months ended September 30, 2021 from the similar period in 2020, due to the implementation of our ERTC service in 2021.

Although our total customer base is widely spread across industries, our sales are concentrated in small to medium-sized businesses. We continue to target small and medium-sized businesses across industries as prospective customers. Geographically, we sell our products primarily in the United States.

In addition to continuing to develop our workforce solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended September 30, 2021 was $10,868, an increase of $1,795, or 20%, from $9,073 for the three months ended September 30, 2020. Gross margin as a percentage of revenue was 60% for the three months ended September 30, 2021 as compared to 57% for the three months ended September 30, 2020. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.

Consolidated gross profit for the nine months ended September 30, 2021 was $33,305, an increase of $5,018, or 18%, from $28,287 for the nine months ended September 30, 2020. Gross margin as a percentage of revenue was 61% for the nine months ended September 30, 2021 as compared to 58% for the nine months ended September 30, 2020. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.

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

Selling and marketing expenses for the three months ended September 30, 2021 were $3,897, an increase of $324, or 9%, from $3,573 for the three months ended September 30, 2020. The increase in sales and marketing is primarily due to increased personnel costs offset by lower discretionary marketing spend as we focus on hiring direct sales personnel. Sales and marketing expenses as a percentage of revenue remained flat at 22% for the three months ended September 30, 2021 from 22% for the same period in 2020.

Selling and marketing expenses for the nine months ended September 30, 2021 were $11,130, an increase of $1,213, or 12%, from $9,917 for the nine months ended September 30, 2020, primarily due to increased personnel costs offset by lower discretionary marketing spending as we focus on hiring direct sales personnel. Selling and marketing expenses as a percentage of revenue remained flat at 20% for the nine months ended September 30, 2021 from 20% for the same period in 2020.

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

General and administrative expenses for the three months ended September 30, 2021 were $7,005, an increase of $1,058, or 18%, from $5,947 for the three months ended September 30, 2020, primarily attributable to increased personnel, contracting and placement costs. General and administrative expenses as a percentage of revenue increased to 39% for the three months ended September 30, 2021 from 37% for the same period in 2020.

General and administrative expenses for the nine months ended September 30, 2021 were $20,324, an increase of $3,840, or 23%, from $16,484 for the nine months ended September 30, 2020, primarily attributable to increased personnel, contracting and placement costs. General and administrative expenses as a percentage of revenue increased to 37% for the nine months ended September 30, 2021 from 34% for the same period in 2020.

We continue to drive efficiencies within our payroll operations by continually reevaluating our vendor relationships.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended September 30, 2021 were $1,505, a decrease of $300, or 17%, from $1,805 for the three months ended September 30, 2020. The decrease in R&D expense is primarily attributable to an increase in investment costs offset by an increase in capitalization costs. R&D expenses as a percentage of revenues decreased to 8% for the three months ended September 30, 2021 from 11% for the same period in 2020.

R&D expenses for the nine months ended September 30, 2021 were $3,972, a decrease of $384, or 9%, from $4,356 for the nine months ended September 30, 2020. The decrease in R&D expense is primarily attributable to an increase in investment costs offset by an increase in capitalization costs. R&D expenses as a percentage of revenues decreased to 7% for the nine months ended September 30, 2021 from 9% for the same period in 2020.

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

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and enhance our solution suite and integrated platform. We have also made significant investments outside of core R&D into compliance and certifications, including SOC I Type 2 and SOC II Type 2 certifications, BIPA, CCPA, and other initiatives.

Amortization of Intangible Assets

Amortization expense in operating expenses for the three months ended September 30, 2021 was $2,534, an increase of $110, or 5%, from $2,424 for the three months ended September 30, 2020. Amortization expense as a percentage of revenue was 14% and 15% for the three months ended September 30, 2021 and 2020, respectively.

Amortization expense in operating expenses for the nine months ended September 30, 2021 was $7,590, an increase of $468, or 7%, from $7,122 for the nine months ended September 30, 2020. Amortization expense as a percentage of revenue was 14% and 15% for the nine months ended September 30, 2021 and 2020, respectively.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2021 was a gain of $9,661 compared to a loss of $408 for the three months ended September 30, 2020. The gain is attributed to $10,533 in Employee Retention Credits, discussed earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under Impact of the COVID-19 Pandemic. Other income (expense), net as a percentage of revenue was income of 54% and an expense of 3% for the three months ended September 30, 2021 and September 30, 2020, respectively. Interest expenses for the three months ended September 30, 2021 and 2020 are composed primarily of interest expense on notes payable.

Other income (expense), net for the nine months ended September 30, 2021 was a gain of $17,868 compared to a loss of $807 for the nine months ended September 30, 2020. The gain is attributed to $10,533 in Employee Retention Credits, discussed earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under Impact of the COVID-19 Pandemic. Other income (expense), net as a percentage of revenue was income of 33% and expense of 2% for the nine months ended September 30, 2021 and September 30, 2020, respectively. Interest expenses for the nine months ended September 30, 2021 and 2020 is composed primarily of interest expense on notes payable.

Income Taxes

For the three months ended September 30, 2021 and 2020, we recorded an income tax expense attributable to continuing operations of $260 and benefit of $325, respectively, an increase of $585 or 180%.

For the nine months ended September 30, 2021 and 2020, we recorded an income tax expense attributable to continuing operations of $663 and $71, respectively, an increase of $592 or 834%.

Income (Loss) From Operations

We generated income from operations of $5,328, or $0.28 per share, during the three months ended September 30, 2021, compared to a loss from operations of $4,759, or $0.30 per share, during the three months ended September 30, 2020. Income and loss from operations as a percentage of total revenues was 30% and 30% for the three months ended September 30, 2021 and 2020, respectively.

We generated income from operations of $7,494, or $0.39 per share, during the nine months ended September 30, 2021, compared to a loss from operations of $10,470, or $0.66 per share, during the nine months ended September 30, 2020. Income and loss from operations as a percentage of total revenues was 14% and 21% for the nine months ended September 30, 2021 and 2020, respectively.

We intend to continue to implement our corporate strategy for growing our software and services business by investing in areas that directly generate revenue and positive cash flows for the Company. However, uncertainties and challenges remain, including the effects of COVID-19, inflation and supply chain disruptions, and there can be no assurance that we can successfully grow our revenues or achieve profitability during the remainder of fiscal year 2021.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	September 30, 2021	December 31, 2020
Cash and cash equivalents(1)	$11,506	$28,577
(1)This balance excludes cash equivalents in funds held for clients

Working Capital. We had working capital of $17,356 at September 30, 2021, an increase of $9,148 from working capital of $8,208 at December 31, 2020. Working capital as of September 30, 2021 and December 31, 2020 includes $1,501 and $4,416 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash used in operating activities of $1,144 for the nine months ended September 30, 2021 was primarily driven by non-cash adjustments to our net income of approximately $7,026, primarily due to depreciation and amortization, and net income of $7,494. This was offset by changes in operating assets and liabilities, which resulted in a use of $15,473 in cash. Net cash provided by operating activities of $2,296 for the nine months ended September 30, 2020 was driven by non-cash adjustments to our net loss of approximately $14,017, primarily due to depreciation and amortization, offset by our net loss of $10,470. Changes in operating assets and liabilities resulted in a use of $1,251 in cash.

Investing Activities. Net cash used in investing activities of $21,042 for the nine months ended September 30, 2021 is primarily due to our third quarter acquisitions totaling $25,526. Net cash used in investing activities of $15,312 for the nine months ended September 30, 2020 is primarily due to the purchase and sale of available-for-sale securities.

Financing Activities. Net cash used in financing activities was $133,990 for the nine months ended September 30, 2021, which primarily consisted of a net decrease in client fund obligations of $146,206 and payments of notes payable of $15,073. These amounts were offset by proceeds from our notes payable of $29,425. Net cash provided by financing activities was $65,494 for the nine months ended September 30, 2020, which primarily consisted of a net increase in client fund obligations of $68,441.

Sources of Liquidity. As of September 30, 2021, the Company’s principal sources of liquidity consisted of approximately $11,506 of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and $20,000 available for borrowing under our credit facility with Structural Capital Investments III, LP, which is discussed in Note 5 — Notes Payable, to the Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of September 30, 2021, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2021, we were not party to any pending legal proceedings that are material to our business.

ITEM 1A. RISK FACTORS

We have updated certain of the risk factors described in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K (the “Risk Factors”) to reflect the termination of our Third Restated Credit Agreement and the entering of the Senior Credit Facility with Structural Capital Investments III, LLP. The Risk Factors, as updated below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factors described below update the risk factors disclosed in Part I, Item 1A. in our 2020 Annual Report on Form 10-K to include additional information, and should be read in conjunction with the risk factors in our 2020 Annual Report on Form 10-K.

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
•the potential entry into new markets in which we have little or no experience or where competitors may have stronger
•market positions;
•potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
•potential loss of key employees of the acquired company;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain relationships with customers and partners of the acquired business;
•difficulty of transitioning the acquired technology onto our existing platforms and customer acceptance of multiple
•platforms on a temporary or permanent basis;
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

Our ability to make scheduled payments on or to refinance our existing indebtedness (including the indebtedness under our Senior Credit Facility with Structural Capital Investments III LP and our subordinated promissory notes) depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control.

Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate sufficient cash flow, we may be required to pursue one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations, including under our current debt obligations. In addition, if for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of our Senior Credit Facility with Structural Capital Investments III LP, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our indebtedness.

Our ability to incur debt and the use of our funds could be limited by the restrictive covenants in our loan agreement for our term loan and revolving credit facility.

Our agreement with Structural Capital Investments III LP provides for a credit facility that contains restrictive covenants, including restrictions on our ability to pay dividends to stockholders, as well as requirements to comply with certain leverage ratios and other financial maintenance tests and stringent requirements around regulatory compliance. These restrictive covenants and requirements limit the amount of borrowings that are available to us. The agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1*
Asset Purchase Agreement, among Evolution Payroll Processing LLC, USA Processing, Inc., Mary VanWyk-Fiannaca and Frank Fiannaca, dated as of September 30, 2021. (Filed as Exhibit 2.1 in the Company's Current Report on Form 8-K, filed October 6, 2021.)

2.2*
Asset Purchase Agreement, among Evolution Payroll Processing LLC, Paydata Payroll Systems, Inc., Summit Run Investments, Inc., Michael J. Trahan Revocable Trust dated 2/10/09, as amended and restated U/A/D 6/12/12, Michael J. Trahan, and Michael J. Trahan, as Seller Representative, dated as of September 30, 2021. (Filed as Exhibit 2.2 in the Company's Current Report on Form 8-K, filed October 6, 2021.)

10.1*
Loan and Security Agreement, dated as of September 10, 2021, among Asure Software, Inc., and Structural Capital Investments III, LP, Ocean II PLO LLC as administrative and collateral agent and the other lenders that are or become parties thereto. (Filed as Exhibit 10.1 in the Company's Current Report on Form 8-K, filed September 16, 2021.)

10.2
Secured Term Promissory Note, dated as of September 10, 2021, between Asure Software Inc., and Ocean II PLO LLC. (Filed as Exhibit 10.2 in the Company's Current Report on Form 8-K, filed September 16, 2021.)

31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*Schedules and similar attachments to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

+    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: November 8, 2021	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Date: November 8, 2021	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer