Form 10-K
period 2021-12-31
ASURE SOFTWARE INC
filed 2022-03-14
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar year ended December 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3700 N. Capital of Texas Hwy #350 Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

512-437-2700
(Registrant’s Telephone Number, including Area Code)
None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ASUR	The Nasdaq Capital Market
Series A Junior Participating Preferred Share Purchase Rights		N/A

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐	Yes	☒	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐	Yes	☒	No
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

	☐	Yes	☒	No

Based on the close sale price of common stock on The Nasdaq Global Select Market on June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $161,456,888 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers, directors of the registrant are shares owned by “affiliates.”

As of March 11, 2022, 20,035,121 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ASURE SOFTWARE, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by management of Asure Software, Inc. and its consolidated subsidiaries (“we”, “Asure”, “our”, “us”) included in this Form 10-K may constitute “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of “forward-looking statements” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section, factors discussed throughout Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our periodic filings with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activities, performance, or achievements.

The information provided in this Form 10-K is based on facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors.” These risks include, among others, the following:

•The COVID-19 pandemic has materially affected and will continue to materially affect how we and our clients’ operate our businesses;
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
•We may identify material weaknesses in the future. If we fail to remedy our material weaknesses, or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;
•The adoption of new or interpretation of existing money service business statutes and money transmitter statutes at the federal and state level could subject us to additional regulation and related expense and necessitate changes to our business model;
•If our security measures are breached or if personal information of our direct or indirect clients or their employees is accessed or obtained, our HCM solution may not be perceived as being secure and we may suffer reputational damage, clients and resellers may not select or continue with our services or products and we may incur significant liabilities;
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
•If the banks that currently provide ACH and wire transfers fail to properly transmit these ACH, exit the payroll industry, terminate their relationship with us or limit our ability to process funds or we are not able to increase our ACH capacity with our existing and new banking partners, our ability to process funds on behalf of our clients and our financial results and liquidity could be adversely affected;
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
•If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners are compromised or breached, our services may be perceived as not being secure, our brand could be damaged, our services may be disrupted, and customers may curtail or stop using our services, all of which could reduce our revenue and earnings, increase our expenses, and expose us to legal claims and regulatory actions;
•Our ability to make scheduled payments on or to refinance our existing indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control;
•Our ability to incur debt and the use of our funds could be limited by the restrictive covenants in our loan agreement for our term loan;
•We may be required to incur further debt to meet future capital requirements of our business. Should we be required to incur additional debt, the restrictions imposed by the terms of such debt could adversely affect our financial condition and our ability to respond to changes in our business;
•We may be subject to claims, lawsuits, governmental investigations and other proceedings that could adversely affect our business, financial condition and results of operations;
•We incur significant costs and liabilities as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives;
•To the extent that our pre-tax income or loss becomes relatively modest, our ability to conclude that a control deficiency is not a material weakness or that an accounting error does not require a restatement could be adversely affected;
•We depend on data centers and computing infrastructure operated by third parties and any disruption in these operations could adversely affect our business;
•We may be adversely affected by failure of third parties in providing their services;
•We may require additional capital to support business growth, and this capital may not be available on acceptable terms, or at all;
•Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us;
•If we lose key personnel, or are unable to attract and retain additional personnel as needed in the future, it could disrupt the operation of our business, delay our product development and harm our growth efforts;
•We continue to experience turnover within our finance team. If we are unable to retain and successfully integrate their replacements in our business, it could have a material adverse effect on our business and the reliability of our financial statements;
•Evolving regulation of the Internet, changes in the infrastructure underlying the Internet or interruptions in Internet access may adversely affect our business, operating results and financial condition by increasing our expenditures and causing client dissatisfaction;

•If we fail to adequately protect our proprietary rights, our competitive advantage and brand could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights;
•The use of open source software in our applications may expose us to risks and harm our intellectual property rights;
•Inability to maintain the third-party licensed software we use in our applications at the current costs could result in increased costs or reduced service levels, which could adversely affect our business;
•We may be sued by third parties for infringement of their proprietary rights;
•Some of our key components are procured from a single or limited number of suppliers and we are at risk of shortage, price increases, tariffs, changes, delay, or discontinuation of key components;
•Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results;
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
•Our stockholder rights plan, or “poison pill,” includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable;
•Provisions in our charter documents and under Delaware law, and our stockholder rights plan could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of our management and board of directors; and
•Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

ITEM 1.    BUSINESS

GENERAL

Asure is a provider of cloud-based Human Capital Management (“HCM”) software and services, delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer the human resource (“HR”) tools necessary to build a thriving workforce, providing the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so they can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Asure’s HCM suite (“AsureHCM”) includes Payroll & Tax, Human Resources, Time & Attendance software and HR services ranging from one-time projects to outsourcing payroll and HR staff entirely. We offer these services directly and indirectly through our network of Reseller Partners.

From recruitment to retirement, our solutions help more than 80,000 SMBs across the United States. Approximately 15,000 of our clients are direct and the 65,000 remaining clients are indirect, as they have contracts with Reseller Partners who white label our solutions.

We strive to be the most trusted HCM resource to entrepreneurs. We target less densely populated U.S. metropolitan cities where fewer of our competitors have a presence. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We have and will continue to invest in research and development to expand our solution. AsureHCM, our user-friendly solution, reduces the administrative burden on employers and increases employee productivity while managing the employment lifecycle.

We were incorporated in 1985 as a Delaware corporation and our principal executive offices are located at 3700 N. Capital of Texas Highway, Suite 350, Austin, Texas 78746. Our telephone number is (888) 323-8835 and our website is www.asuresoftware.com. Information on our website is not part of this Annual Report on Form 10-K, however we do post information on the investor relations page of our website that we believe may be of interest to our investors.

We make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials or furnish them to the SEC. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov.

SOLUTIONS

Our solutions are primarily cloud-based and delivered as SaaS and HR services as well as professional services and hardware (time clocks and data collection devices).

Payroll and Tax. Asure Payroll & Tax is an integrated solution that provides a foundation for our clients’ digital HR strategy. We automate and ensure compliance with the changing nature of regulations associated with payroll and taxes in all U.S. jurisdictions—from wages, benefits, overtime, and garnishments to tips, direct deposits, the Fair Labor Standard Act and federal, state, and local payroll taxes. Features include payroll taxes driven by up-to-date federal, state, and local tax tables and filing in a timely and accurate manner; adhering to annual filing requirements for Form W-2 and forms mandated by the Affordable Care Act; general ledger integration; managed garnishments and employee self-service.

Human Resources. Asure HR’s functionality handles HR complexities that SMBs face, including employee self-service so employees can access all their information (e.g., pay history and company documents). With Asure HR’s dashboard, clients have convenient single-system access to every facet of the employment lifecycle including applicant tracking and employee on-boarding. This solution improves benefits management by syncing to carriers and integrating with employee self-managed enrollment and life-event change adjustments.

Time and Attendance. Asure Time & Attendance combines with our complementary hardware (time clocks and data collection devices) to provide cost savings and potential return on investment gains in the form of a more strategic use of labor dollars and the elimination of time theft. Mobile time tracking helps executives better understand where and when their employees are working, providing insight into labor schedules and labor costs. With our mobile solution, employees can punch in and out from remote locations, as geo-positioning verifies their physical coordinates. Biometric time clocks, including facial recognition, reduce time theft and assists in the verification of the identities of workers. Automated system notifications, real-time dashboards, and flexible configuration options all work to streamline operations. Finally, employees, supervisors and executives have real-time access to data and business intelligence to optimize labor costing, improve labor scheduling, and control labor costs.

Human Resource Services. Asure provides three core levels of HR services: HR support, which provides an on-demand HR resource library, phone and email support for any HR issues and compliance and policy updates; Strategic HR, which provides more in-depth support for strategic HR decision making; and Total HR, which provides a complete HR outsourcing solution.

Data Integration. Asure’s solutions enable data integration with related third-party systems, such as 401(k), benefits, and insurance provider systems.

PRODUCT DEVELOPMENT

The HCM industry is characterized by continuing improvements in technology, resulting in the frequent introduction of new products, short product life cycles, changes in client needs, and continual improvement in product performance characteristics. We strive to be cost-effective and timely in enhancing our solutions, developing software that addresses the varied needs of growing businesses and anticipating technological advances while adhering to payroll and HCM industry standards. First-to-market mobile applications are a testament to our success in innovation.

Our development teams work with clients and sales and marketing teams to build solutions based on market requirements and client feedback. We also garner inputs from clients, competitive comparisons, and relevant technology innovations. Development teams are staffed with product owners, solutions architects, software engineers, software engineers in test, quality assurance analysts, technical writers, scrum masters and usability designers.

Our research and development strategies are based on agile methodologies that foster continuous innovation and improvement with collaboration with stakeholders. The development team enhances the functionality of our solutions through new feature releases, with a focus on solutions delivered as SaaS for businesses that struggle with complexity and Reseller Partners that need back-office tools and scalable infrastructure. We continue to evaluate opportunities for developing new solutions that enable organizations to streamline and automate HR tasks associated with growing their businesses. We seek to simultaneously allow organizations to improve their productivity while reducing the costs associated with those tasks.

Asure is particularly focused on developing product capabilities that involve the movement and reconciliation of money. Planned enhancements to our Treasury Management software position, which we expect to leverage macro trends in the payroll industry including same-day-pay, pay advances, and employee payments in the currency of their choice – including crypto currencies. We believe these money movement capabilities will also create new product opportunities similar to stored value cards and an “Asure Wallet” which may allow us to hold and invest larger sums of payroll funds for a longer period of time.

We continually work to automate processes using Robotic Process Automation (“RPA”) by developing “bots” that perform repetitive tasks. These bots act as digital workers that make us more efficient and eliminate errors. Most importantly, our RPA initiatives allow us to quickly take advantage of new opportunities and scale the business without the expense or lead times required to hire additional staff.

SALES AND DISTRIBUTION

We sell our solutions through both direct and partner models. Prospective clients learn about Asure in a variety of ways, including advertising, website searches, sales calls, public relations, referral channels, direct marketing, and social media. When prospective clients show an interest in Asure, they are connected with a sales representative, who works to close the sale, via Asure’s web site, phone, or a face-to-face meeting by discussing solutions that meet their needs. We track our marketing and sales activities to provide immediate insights into activities, leads and pipeline opportunities. Our account management teams work with clients to promote and sell additional solutions that are relevant for each client. We supplement our direct sales efforts with partner programs. By working with partners, we gain access to opportunities in various geographic and industry niches.

Asure has two distinct partners: Reseller Partners and Referral Partners.

Reseller Partners. Reseller Partners pay us recurring license fees to white label our solutions while providing value-added services to their clients (our indirect clients). There are generally two types of Reseller Partners: regional payroll providers and SMB trusted advisors (CPA, regional banks, and benefit brokers). Regional payroll providers typically focus on a specific geographic area or industry. They have proven to be attractive alternatives for SMBs’ payroll and HCM needs versus national payroll companies that may not cater to the local needs of SMBs. Since trusted advisors are relied on by entrepreneurs and executives at SMBs to advise on payroll and HR decisions, white labeling our solutions allows them to provide additional solutions directly to their clients.

Our Reseller Partners are the primary source of our acquisitions. Because they white label our solutions, technology integration risk is lessened. By acquiring Reseller Partners, we gain a presence in specific geographic (typically less densely populated U.S. metropolitan cities) and industry niches. These acquisitions help Asure gain scale by assuming all of the Reseller Partners’ revenue rather than a recurring licensing fee. Reseller Partners can continue to license our solutions with the opportunity to expand their available solutions, or they can come under the Asure umbrella.

Referral Partners. Referral Partners are typically trusted advisors (e.g., regional banks, CPAs, and benefit brokers) that provide us with SMB leads but do not resell our solutions. Since SMBs rely on their trusted advisors to guide them in selecting payroll and HCM solutions, we have found this to be a fruitful source of leads. Referral Partners provide qualified leads that convert to clients at a higher rate than non-referral leads. We have been successful in nurturing some Referral Partners to become Reseller Partners over time as the referral relationships develop and they become more comfortable in the HCM space.

COMPETITION

The market for HCM solutions is competitive and subject to evolving technology, shifting client needs, and regular introduction of new products and services. Our competitors range from regional payroll companies to large, well-established companies with multiple product offerings.

Competition in the HCM market is primarily based on product and service quality and reputation, scope of service, application offering and price. Price tends to be the most important factor of competition for our small business clients with fewer employees, while the range of features, implementation, and scalability is more important to our clients with larger businesses.

We compete with companies that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but there is increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Competitors in the HCM market tend to fluctuate, however, Asure’s main competitors are ADP, Paychex, Kronos, Paylocity, Paycor, Paycom, Ceridian, Namely, and Gusto. Primary competitors to Asure Time & Attendance include Kronos, Paychex, ADP and Time Simplicity. Primary competitors to our standalone tax services are Ceridian and ADP.

While Asure has the advantage of a flexible, easy to use, cloud-based SaaS-delivered solution that is affordable for SMBs and has a proven deployment methodology, Asure faces several competitive challenges:

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

Some of our competitors, both current and future, may have greater financial, technical and marketing resources than us and therefore may be able to respond more quickly to new or emerging technologies and changes in client requirements. As a result, they may compete more effectively on price and other terms. Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance. We are actively taking measures designed to address competitive challenges, and clients tend to recognize the benefits of working with an established and publicly-traded partner versus a start-up or transitional vendor. However, we cannot ensure that we will be able to achieve or maintain a competitive advantage with respect to any of these competitive factors.

MARKETING

Our marketing strategy relies on a comprehensive integrated plan rooted in our business objectives. Our marketing plan includes four primary objectives: build brand awareness, develop lead generation programs that drive revenue, launch products in a meaningful way, and develop an infrastructure that supports and measures marketing activities.

We deploy direct marketing programs to drive awareness, interest and revenue. Marketing vehicles include our web site, organic and paid search, advertising, public relations, direct marketing, events, social media, content marketing, reputation management, and other digital marketing tactics. Our marketing plan addresses growth and retention goals for key target audiences throughout the United States.

SALES ENABLEMENT

We continue to invest in sales enablement tools, processes, and best-practice training of our sales organization. We have implemented and continue to optimize an end-to-end lead generation process that generates leads from marketing activities, and captures and tracks all digital click behavior of the lead in our marketing automation software and customer relation management. We follow up with leads and take all through a qualification process that ends in a closed loop of either won/lost opportunities or leads that get passed back to marketing for further nurturing. Sales Enablement staff support sales with product training, client and prospect demonstrations, and marketing webinars as well as best practices in modern selling that leverages email, social media, and online video.

INDUSTRY REGULATION

Many of our solutions are designed to assist clients with their compliance with certain U.S. laws and regulations that apply to them, particularly in their capacity as employers under state and federal laws. Failure to comply with existing laws or regulations or to anticipate and incorporate into our services new laws and regulations so that our services remain compliant, could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

Data privacy and security of data is subject to strict regulatory oversight. The laws governing the collection, processing and storage of personal and sensitive data differs between jurisdictions and differs based on the type of data collected. We collect and process the personal and sensitive information of clients, clients of our Reseller Partners, employees of our clients and Reseller Partners, vendors and our own employees. Data that we process and store includes personally identifying information such as names, addresses, social security numbers, bank account information, and in the case of our time and attendance products, biometric data. We are therefore subject to compliance obligations under federal, state and foreign privacy and data security-related laws. For instance, in the United States, the Health Insurance Portability and Accountability Act of 1996, including the related security provisions, applies to our flexible spending account services. We are also subject to federal and state security, privacy and security breach notification laws with respect to personal and sensitive data as defined under such laws. Such state and federal laws include laws such as the California Consumer Privacy Act of 2018, as amended and the Illinois Biometric Information Privacy Act and rules and regulations promulgated under the Federal Trade Commission. Additionally, Virginia and Colorado enacted data privacy laws in 2021 that will come into effect in January 2023 and July 2023, respectively. These laws track significant portions of existing laws, but include differences that may or may not increase our compliance burden. We have a small number of end user clients located in the European Union using our time and attendance software and accordingly, the EU’s General Data Protection Regulation applies to the collection, processing and storage of applicable sensitive and personal data. In some instances, these laws provide for civil penalties for violations as well as private rights of action for data breaches or other violations of the law. Moreover, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on the Company through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability. Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

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

Many of our solutions assist clients in complying with certain U.S. laws and regulations that apply to them, particularly in the human resources and employment law areas such as wage payment laws, state payroll tax filing and reporting, employee onboarding, and compliance with the IRS rules governing employers including tax withholdings, payroll tax filing and the preparation of Form W-2. Our HCM solutions help clients manage their compliance with other laws including. Our solutions help clients meet their obligations as a plan sponsor under COBRA, and sponsor and administer compliant Flexible Spending Account Plans and compliant Consumer Health Care Plans such as Health Savings Accounts and Health Reimbursement Accounts.

TRADEMARKS

We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office. Asure’s other core federally registered trademarks include AsureForce®, AsureHCM® and Evolution®.

EMPLOYEES

As of December 31, 2021, we had a total of 517 employees, 508 of which are full-time employees. The headcount by department includes 115 in research and development, 162 in sales and marketing, 180 in customer service and technical support, and 60 in finance, human resources and administration.

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

RISKS RELATED TO OUR BUSINESS

The effects of the COVID-19 pandemic have materially affected and will continue to materially affect how we and our customers are operating our respective businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

As a result of the COVID-19 pandemic, we temporarily closed our office locations, introduced remote working for many of our employees that remains in effect, and implemented certain travel restrictions, all of which has caused disruptions to how we operate our business. Many of our customers are non-essential businesses within the meaning of applicable regulations that have been forced and may in the future be forced, in some jurisdictions, to temporarily suspend or greatly reduce operations resulting in a lay off or termination of workers, which has a direct impact on our revenue, as this results in a decrease in overall payroll spend by our customers. Similarly, many of our customers have experienced and may continue to experience difficulty in attracting and retaining new employees and are therefore continuing to operate below their full capacity. Additionally, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. The conditions caused by the COVID-19 pandemic have affected and may continue to affect the rate of IT spending and our customers' ability or willingness to attend our events or to purchase our offerings, our prospective customers' purchasing decisions, our ability to provide on-site consulting services to our customers and the provisioning of our offerings, and may lengthen payment terms, reduce the value or duration of our contracts, or affect attrition rates, all of which has and may continue to adversely affect our future sales, operating results and overall financial information.

Our operations have been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may continue to impose a wide range of restrictions on our employees', partners' and customers' physical movement to limit the spread of COVID-19 and its variants. To the extent the COVID-19 pandemic has a substantial impact on our employees', partners' or customers' attendance or productivity, our results of operations and overall financial performance will likely be harmed. Finally, as a result of changes in the tax code such as the recent deferral of certain payroll tax obligations and the implementation of certain tax credits, we have had to devote more resources internally both to monitor the impact of these changes on our clients and ensure that our clients remain compliant with the federal, state and local tax jurisdictions. In addition, there can be no assurance that additional tax changes will not require us to incur more expense.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, new variants and their transmission and severity, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. We currently expect our business will continue to be adversely impacted by the COVID-19 pandemic.

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception. We experienced net income from continuing operations of $3.2 million in the fiscal year ended December 31, 2021 and a net loss of $16.3 million in the fiscal year ended December 31, 2020. At December 31, 2021, our accumulated deficit was $266.8 million and total stockholders’ equity was $158.2 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Such expenses include among others, transaction costs associated with acquisitions, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control, including the impact of the current environment, the spread of major epidemics (including COVID-19) and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains and extended shut-down of businesses. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

If our security measures are breached, or unauthorized access to our clients' or their employees' sensitive data is otherwise obtained, our solution may not be perceived as being secure. This may lead clients to reduce the use of or stop using our solutions, thereby hindering our ability to attract new clients while also incurring significant liabilities.

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

We may identify material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our Consolidated Financial Statements. If we are unable to remedy any material weaknesses identified in the future, or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected and we may be adversely affected.

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

If we identify any material weaknesses, the accuracy and timeliness of our financial reporting may be adversely affected and we may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

The adoption of new or interpretation of existing money service business statutes and money transmitter statutes at the federal and state level could subject us to additional regulation and related expense and necessitate changes to our business model.

The adoption of new money transmitter or money service business statutes in new jurisdictions, changes in regulators’ interpretations of existing statutes, or disagreement by regulators of our interpretation of such statutes or regulations could require additional registrations or licensing, limit certain of our business activities until we are properly licensed and expose us to financial penalties. These occurrences could also require change to the manner in which we conduct some aspects of our money movement business, client funds investment strategy or our overall business strategy. Although we maintain that we are not a money service business or money transmitter, we have proactively registered in some jurisdictions due to regulatory changes and have adopted an Anti-Money Laundering Policy and compliance program designed to mitigate the risk of our services and application being utilized for illegal purposes including money laundering and to assist in detecting fraud. Under the statutes governing our money transmitter licenses, we are subject to routine examinations from the regulatory agencies overseeing these licenses. If these examinations reveal violations of the money transmitter license and those violations cannot be remediated, we may be subject to civil and criminal fines and penalties and we could lose our license to provide our services in those jurisdictions, all of which could have a material adverse effect on our business. Further, should other states or jurisdictions determine that that we are a money service business or money transmitter, we could be subject to civil and criminal fines, penalties, registration fees, cost of surety bonds or other security, reputational damage and other negative consequences that may have an adverse effect on our financial condition.

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

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our services to our current customers. This may also require increasingly sophisticated and costly sales efforts. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and that our customers do not react negatively to any price changes related to these additional features and services.

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

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets, including goodwill. Goodwill and identifiable intangible assets together accounted for approximately 38% of the total assets on our balance sheet as of December 31, 2021. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Any future impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, operating results and financial condition.

Our failure to comply with existing laws and regulations may result in adverse effects on our business, service and financial condition and failure to comply with changing laws and regulations through modifications, developments, and enhancements to our products and services could have a material adverse effect on our business and results of operations.

Our services are subject to various laws and regulations including COBRA, HIPAA, laws and regulations promulgated by state wage and hour authorities and anti-money laundering regulations. Failure to comply with the multiple laws and regulations that impact us may result in civil liability from our clients for noncompliance, regulatory fines, and loss of reputation in the event of a public regulatory investigation or consent order or civil lawsuit. Moreover, many of our solutions are designed to assist our clients with their compliance with myriad government regulations and laws that continually change. For example, regulatory changes in 2020 in response to the COVID-19 pandemic necessitated multiple product modifications to accommodate changes relevant to the collection and remittance of payroll tax, including payroll tax deferments. The introduction of new regulatory requirements or changes in interpretation of existing laws or regulations could increase our cost of doing business. As with the development changes necessitated with new regulations in response to COVID-19, changing regulatory requirements may require the introduction of new applications or enhancements, or may make new modifications or new applications more expensive or could prevent the introduction of new applications. Changes in laws could also impact applications under development, rendering them in applicable or obsolete mid development which could result in wasted time and development money. Any failure to anticipate and respond to these legal regulations and changes and provide tools and applications to solve for these changes in a timely fashion could adversely affect our reputation and affect our business and results of operations.

Privacy concerns and laws and other regulations may limit the effectiveness of our applications and adversely affect our business.

Our products are subject to various complex laws and regulations on the federal, state and local levels, including those governing data security and privacy. The regulatory framework for privacy issues is rapidly evolving and will remain uncertain as more jurisdictions adopt laws and regulations regarding the collection, processing, storage and disposal of personal information. In the United States, the laws include regulations promulgated by the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, state data breach notification laws, and state security and privacy laws such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (the “CCPA”) and the Illinois Biometric Information Privacy Act (“IBIPA”) governing biometric data. Some of these laws, such as the CCPA and IBIPA, grant consumers private right of actions for data breaches or violations as applicable. Additionally, Virginia and Colorado enacted data privacy laws in 2021 that will come into effect in January 2023 and July 2023, respectively. These laws track significant portions of existing laws, but include differences that may or may not increase our compliance burden.

Further, because some of our Reseller clients have clients in the European Union utilizing Asure’s Time and Attendance product, the GDPR may impact our processing of certain client and client employee information. Failure to comply with laws, including security and privacy laws, could subject us to liability, fines, lawsuits and could require us to change our applications in order to comply. Evolving privacy requirements could also reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations.

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

Our ability to incur debt and the use of our funds could be limited by the restrictive covenants in our loan agreement for our term loan.

Our agreement with Structural Capital Investments III LP provides for a credit facility that contains restrictive covenants, including restrictions on our ability to pay dividends to stockholders, as well as requirements to comply with certain financial maintenance and liquidity tests. The agreement covenants may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Capital Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, new reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

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

We rely on hosted infrastructure partners, such as Amazon Web Services and to a lesser extent, data center providers, to provide third-party hosted environments for our applications. While we control and have access to our servers and all the components of the networks that are located in our hosted environments, we do not control the operations of these facilities. The owners of such facilities have no obligation to renew their agreements with us on commercially reasonable terms. If we are not able to renew these contracts on commercially reasonable terms, we may be required to transfer our servers and other infrastructure to new data facilities, and we may incur significant costs and possible service interruption in doing so. We may not have adequately distributed our systems within our hosted infrastructure partner's environment to prevent in any regional disruption or interference at our hosted infrastructure partners from adversely impacting our operations and our business.

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

•computer viruses;

•acts of terrorism, war, sabotage or other intentional acts of vandalism, including cyber attacks;

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

Banking and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws, or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. Any of these results could have a material adverse effect on our business, financial condition, and results of operations.

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

We continue to experience turnover within our finance team. If we are unable to retain and successfully integrate their replacements in our business, it could have a material adverse effect on our business and the reliability of our financial statements.

Our future performance depends largely on our ability to continually and effectively attract, train, retain, motivate and manage highly qualified and experienced individuals, specifically in our finance function. In the last year, we had significant turnover in our finance and accounting team, including the executive, tax, SEC reporting, treasury and audit functions, thereby resulting in a lack of institutional knowledge as to our financial operations. While none of these former employees left us due to any disagreement with management over the financial statements, the loss of these individuals impacts the continuity of our financial reporting and related internal controls. If we are unable to retain and successfully integrate the current employees serving in these roles, it could have a material impact on our business and financial results.

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

The use of open-source software in our products may expose us to additional risks and harm our intellectual property rights. There have been claims in the past challenging the ownership of open-source software against companies that incorporate such software into their products or applications. As a result we could be subject to intellectual property related claims around ownership rights to what we believe to be open-source software. In addition, if we were to combine our applications with open source software in a certain manner, we could, under certain of the open-source licenses, be required to release the source code of our applications. If we inappropriately use open-source software, we may be required to redesign our applications, discontinue the sale of our applications or take other remedial actions, which could adversely impact our business, operating results or financial condition.

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

The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. During the fiscal year ended December 31, 2021, the Nasdaq closing price of one share of our common stock fluctuated from a low of $7.22 to a high of $9.80. During the fiscal year ended December 31, 2020, the Nasdaq closing price of one share of our common stock fluctuated from a low of $5.08 to a high of $9.08. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

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

•actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and

•political or economic uncertainties, including the continuing impact of the coronavirus, the Russian invasion of Ukraine and other developments that affect the equity trading markets

In addition, stock markets generally have experienced significant price and volume volatility. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies.

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

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our Senior Credit Agreement with Structural Capital Investments III LP contains limitations on our ability to pay dividends and make other distributions. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal offices are located in Austin, Texas where we occupy approximately 15,000 square feet of office space under one operating lease that expires in July 2022. We have entered into a new operating lease for our principal offices and expect to move into our new office space in late 2022. We do not anticipate an issue with our current landlord allowing us to continue leasing our principal officers until our new space is available. We also lease office suites in California, Florida, Nebraska, New Jersey, New York, North Carolina, Tennessee and Vermont.

Management believes that the leased properties described above are adequate to meet Asure’s current operational requirements and can accommodate further physical expansion of office space as needed.

ITEM 3.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2021, we were not party to any pending legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market under the symbol “ASUR.”

HOLDERS

As of March 11, 2022, we had approximately 253 stockholders of record of our common stock.

UNREGISTERED SALE OF EQUITY SECURITIES

There were no unregistered sales of equity securities by us during the year ended December 31, 2021 that were not reported in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2021 with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Release of Nonvested RSUs	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(3)
Equity Compensation Plan Approved by Stockholders(1)	$1,713	$7.92	$1,244
Equity Compensation Plans Not Approved by Stockholders(2)	—	—	—
Total	$1,713	$7.92	$1,244
(1)Consists of stock option awards granted under the 2009 Equity Incentive Plan and stock option and restricted stock unit awards granted under our 2018 Incentive Award Plan, which plan replaced our 2009 Equity Incentive Plan.
(2)Our stockholders have previously approved our existing equity compensation plan.

ITEM 6.    RESERVED

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

We have attempted to identify these forward-looking statements with the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “may,” “will,” “could,” “should” and other similar expressions. Although these forward-looking statements reflect management’s current plans and expectations, which we believe reasonable as of the filing date of this Report, they inherently are subject to certain risks and uncertainties. Additionally, we are under no obligation to update any of the forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results.

OVERVIEW

We are a provider of Human Capital Management (“HCM”) solutions, delivered as software-as-a-service. Our product suite manages the entire employment lifecycle, allowing our clients to better serve their employees by providing the tools necessary to field a human resources department without the traditional overhead costs.

We strive to be the most trusted HCM resource to small and medium-sized businesses (“SMBs”), and are focused on less densely populated U.S. metropolitan cities where fewer of our competitors have a presence. We sell our solutions through both direct and partner models. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. Asure has two types of partners: Reseller Partners that white label our products while providing value-added services to their clients (our indirect clients) and Referral Partners that provide us with SMB leads but do not resell our solutions.

As of December 31, 2021, Asure had more than 80,000 clients, split between approximately 15,000 direct and the remaining 65,000 indirect clients who have contracts with Reseller Partners.

Asure has several forms of revenue that result from our business model:

Software-as-a-service revenue is generated when clients utilize our product suite for their recurring human resource needs—primarily payroll, tax, and garnishment withdrawals and subsequent disbursements. This also contains revenue generated from quarterly and annual reporting requirements to local, state and federal regulatory agencies. Examples include Form W-2 and reporting mandated by the Affordable Care Act (the “ACA”).

Hardware-as-a-service revenue is generated when clients choose not to purchase our hardware, but rather rent the devices. This hardware includes a variety of clocks used to track time and attendance. Hardware revenue is generated when our clients buy our devices outright.

Maintenance and support revenue is generated from servicing our hardware on our clients’ behalf and providing training on how to operate both our hardware and software products.

Professional services revenue is generated from our clients’ needs that would normally be fulfilled by an internal human resources department. This service is delivered in several different packages, from a base level providing the library and documentation necessary to keep a business running, to having Asure carry out the entire human resource needs of our clients. The frequency varies by client—whose needs may be ongoing or merely require a standalone project be completed.

Interest from client funds is generated when we gain possession of funds intended to be disbursed based on the clients’ needs. We invest the monies in short and long-term securities that may be held to maturity before disbursement.
2021 Highlights

•Consolidated revenue of $76,064 for 2021, representing a 16% increase over revenue in 2020

•Paycheck Protection Program loan and accrued interest forgiveness of $8,654

•Employee Retention Tax Credit of $10,533 included in other income

•Departure from our credit revolver with Wells Fargo and signing of a $50,000 credit facility with Structural Capital Investments

•Acquisition of two payroll businesses, partially funded by our new credit facility

•Integration with Employee Navigator, allowing employee data to be kept in sync with our payroll system even if the employee elects to choose a different insurance carrier on the platform

•Helped small business clients file for in excess of $200,000 in ERTC credits

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response, federal, state and local governments imposed various restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the disease. Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in layoffs and employee furloughs since late March 2020. Because we charge our clients on a per-employee basis for certain services we provide, decreased headcount at our clients at of the onset of the pandemic negatively impacted our recurring revenue during 2020. At the onset of the COVID-19 pandemic, a limited number of new clients temporarily delayed service implementation. As the COVID-19 pandemic and variants continue to create uncertainty and the potential for ongoing business disruptions, we may experience similar client-driven delays in service implementation in the future.

Prior to the COVID-19 pandemic, our sales force traveled frequently to sell our solution. The current remote work environment presents a unique opportunity for our sales force—each sales employee is able to meet virtually with a greater number of client prospects in a given day than they would if conducting in-person meetings. Although we have not experienced such challenges to date, if clients and client prospects are not as willing or available to engage by video conference and teleconference, the shift from in-person to virtual sales meetings could negatively affect our sales efforts, impede client acquisition and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future.

In 2021, we continued to invest in sales and marketing and in research and development to drive future growth and expand our market share. Lower employment levels among our clients and the other pandemic-related factors described above continued to have a negative impact on our recurring revenues, although at lesser levels than in 2020. Accordingly, we experienced an improvement in net income for the year ended December 31, 2021 as compared to the year ended December 31, 2020. We expect net income to be negatively affected by the impact of the pandemic on our recurring revenue and our deliberate, increased level of investment in sales and marketing and research and development to drive the growth of our business.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by Congress in 2020 (and subsequent amendments) tackled the economic plight caused by the pandemic, and placed Asure in a unique position to help clients navigate the bureaucratic framework to apply for Employee Retention Tax Credits (“ERTC”). We updated our product suite in light of this recent legislation to guide our clients to file for in excess of $200,000 ERTC credits.

OPERATING SEGMENT

We operate as one operating segment. Operating segments are defined as components of an enterprise for which the chief operating decision maker, who in our case is the Chief Executive Officer, in deciding how to allocate resources and assess performance, evaluates separate financial information regularly. During 2021, and over the last six years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the human capital management market. Our business operates in one operating segment because our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Because we operate as one operating segment, all required financial segment information can be found in the Consolidated Financial Statements.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in the Company’s Consolidated Statements of Comprehensive Income (Loss):

	Year Ended December 31,
	2021	2020
Revenues	100%	100%
Gross profit	61%	58%
Sales and marketing	20%	21%
General and administrative	36%	37%
Research and development	7%	9%
Amortization of intangible assets	14%	15%
Total operating expenses	78%	81%
Interest expense and other, net	(3)%	(2)%
Gain on extinguishment of debt	11%	—%
Employee retention tax credit	14%	—%
Gain (loss) from operations before income taxes	5%	(24)%
Net income (loss)	4%	(25)%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 93% of total revenue in the year ended 2021, compared to 96% in 2020.

Our revenue was derived from the following sources (in thousands):

	Year Ended December 31,		Variance
	2021	2020	$	%
Recurring	$71,078	$63,315	$7,763	12%
Professional services, hardware and other	4,986	2,192	2,794	127%
Total	$76,064	$65,507	$10,557	16%

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

Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year and many of our clients are subject to form filing requirements mandated by the ACA, first quarter revenues and margins are generally higher than in subsequent quarters. We anticipate our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements. In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. Therefore, we expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

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

Revenue for the year ended December 31, 2021 was $76,064, an increase of $10,557, or 16%, from $65,507 for the year ended December 31, 2020. Recurring revenue increased due to organic growth within our client base as client employee counts rebounded following the 2020 impact of COVID-19, due to the impact of acquisitions and higher interest revenue.

Professional Services, Hardware and Other Revenues

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, and hardware devices to enhance our software products.

Professional services, hardware and other revenue increased $2,794, or 127%, for the year ended December 31, 2021 from the similar period in 2020, due to the implementation of our ERTC service in 2021.

Although our total customer base is widely spread across industries, our sales are concentrated in SMBs. We continue to target SMBs across industries as prospective customers. Geographically, we sell our products primarily in the United States.

In addition to continuing to develop our workforce solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.

Gross Profit and Gross Margin

Consolidated gross profit for the year ended December 31, 2021 was $46,564, an increase of $8,471, or 22%, from $38,093 for the year ended December 31, 2020. Gross margin as a percentage of revenue was 61% for the year ended December 31, 2021 as compared to 58% for the year ended December 31, 2020. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.

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

Selling and marketing expenses for the year ended December 31, 2021 were $15,448, an increase of $1,899, or 14%, from $13,549 for the year ended December 31, 2020, primarily due to increased personnel costs offset by lower discretionary marketing spending as we focus on hiring direct sales personnel. Selling and marketing expenses as a percentage of revenue decreased to 20% for the year ended December 31, 2021 from 21% for the same period in 2020.

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

General and administrative expenses for the year ended December 31, 2021 were $27,570, an increase of $3,644, or 15%, from $23,926 for the year ended December 31, 2020, primarily attributable to increased personnel, contracting and placement costs. General and administrative expenses as a percentage of revenue decreased to 36% for the year ended December 31, 2021 from 37% for the same period in 2020.

We continue to drive efficiencies within our payroll operations by continually reevaluating our vendor relationships.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the year ended December 31, 2021 were $5,410, a decrease of $549, or 9%, from $5,959 for the year ended December 31, 2020. The decrease in R&D expense is primarily attributable to an increase in investment costs offset by an increase in capitalization costs. R&D expenses as a percentage of revenues decreased to 7% for the year ended December 31, 2021 from 9% for the same period in 2020.

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

Amortization of Intangible Assets

Amortization expense in operating expenses for the year ended December 31, 2021 was $10,948, an increase of $1,401, or 15%, from $9,547 for the year ended December 31, 2020. Amortization expense as a percentage of revenue was 14% and 15% for the years ended December 31, 2021 and 2020, respectively.

Interest Expense and Other, Net

Interest expense and other, net for the year ended December 31, 2021 was an expense of $2,038 compared to an expense of $1,224 for the year ended December 31, 2020. The increase in interest expense and other, net relative to the prior year is attributable to new borrowings under our credit facility with Structural Capital Investments III LP, which were used to fund the acquisitions of two of our payroll resellers in the third quarter of 2021. Interest expense and other, net as a percentage of revenue was an expense of 3% and 2% for the years ended December 31, 2021 and December 31, 2020, respectively. Interest expenses for the year ended December 31, 2021 and 2020 is composed primarily of interest expense on notes payable.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the year ended December 31, 2021 was $8,312, compared with $138 for the year ended December 31, 2020. The gain in 2021 is primarily related to the forgiveness of an unsecured Paycheck Protection Program loan from Pinnacle Bank under the CARES Act. The amount forgiven was $8,654 and is discussed in Note 6 — Notes Payable.

Employee Retention Tax Credit

An Employee Retention Tax Credit (“ERTC”) of $10,533 was recorded for the year ended December 31, 2021. There was no comparable item in the year ended December 31, 2020. The ERTC is a refundable tax credit against certain employment taxes provided under the CARES Act. We qualified for the ERTC in 2021 and recorded an aggregate benefit of $10,533 in the third quarter of 2021, which is discussed in Note 10 — Employee Retention Tax Credit.

Income Taxes

For the year ended December 31, 2021 and 2020, we recorded an income tax expense attributable to continuing operations of $802 and $337, respectively, an increase of $465 or 138%.

Income (Loss) From Operations

We generated income from operations of $3,193, or $0.17 per share, during the year ended December 31, 2021, compared to a loss from operations of $16,311, or $1.03 per share, during the years ended December 31, 2020. Income and loss from operations as a percentage of total revenues was 4% and 25% for the years ended December 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	December 31, 2021	December 31, 2020
Cash and cash equivalents(1)	$13,427	$28,577
(1)This balance excludes cash equivalents in funds held for clients

Working Capital. We had working capital of $17,006 at December 31, 2021, an increase of $8,798 from working capital of $8,208 at December 31, 2020. Working capital as of December 31, 2021 and December 31, 2020 includes $3,750 and $4,416 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $1,378 for the year ended December 31, 2021 was primarily driven by non-cash adjustments to our net income of approximately $12,975, primarily due to depreciation and amortization, and net income of $3,193. This was offset by changes in operating assets and liabilities, which resulted in a use of $14,790 in cash. Net cash provided by operating activities of $2,235 for the year ended December 31, 2020 was driven by non-cash adjustments to our net loss of approximately $20,414, primarily due to depreciation and amortization, offset by our net loss of $16,311. For the year ended December 31, 2020, changes in operating assets and liabilities resulted in a use of $1,868 in cash.

Investing Activities. Net cash used in investing activities of $36,970 for the year ended December 31, 2021 is primarily due to our third quarter acquisitions totaling $25,526. Net cash used in investing activities of $19,407 for the year ended December 31, 2020 is primarily due to the purchase and sale of available-for-sale securities.

Financing Activities. Net cash used in financing activities was $90,650 for the year ended December 31, 2021, which primarily consisted of a net decrease in client fund obligations of $103,434 and payments of notes payable of $14,657. These amounts were offset by proceeds from our notes payable of $29,425. Net cash provided by financing activities was $208,097 for the year ended December 31, 2020, which primarily consisted of a net increase in client fund obligations of $190,328.

Sources of Liquidity. As of December 31, 2021, the Company’s principal sources of liquidity consisted of approximately $13,427 of cash, cash equivalents and restricted cash, cash generated from operations of our business over the next twelve months, and $20,000 available for borrowing under our $50,000 credit facility with Structural Capital Investments III, LP, which is discussed in Note 5 — Notes Payable, to the Consolidated Financial Statements.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future in order to grow our existing software operations and to seem additional strategic acquisitions in the near future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all.

CRITICAL ACCOUNTING POLICIES

We have prepared our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles and included the accounts of our wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in the consolidation. Preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end and the reported amounts of revenues and expenses during the fiscal year. The more significant estimates made by management include the valuation allowance for our gross deferred tax asset, the determination of the fair value of our long-lived assets and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of our financial statements for continued reasonableness. We prospectively apply appropriate adjustments, if any, to our estimates based upon our periodic evaluation.

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

The terms of our contracts with customers range from month to month for some Asure HCM direct clients to longer terms ranging from one to three years, some of which are renewable for successive terms. A SaaS/software subscription arrangement may also include hardware, setup and implementation services. Revenue allocated to the SaaS/software subscription performance obligations are recognized on an output basis ratably as the service is provided over the non-cancellable term of the SaaS/subscription service and are reported as Recurring revenue on the Consolidated Statements of Comprehensive Income (Loss). Revenue allocated to other performance obligations included in the arrangement is recognized as outlined in the paragraphs below.

Hardware devices sold to customers are sold as either a standard product sell arrangement where title to the hardware passes to the customer or under a hardware-as-a-service (“HaaS”) arrangement where the title to the hardware remains with Asure. Revenue allocated to hardware sold as a standard product are recognized on an output basis when title passes to the customer, typically the date we ship the hardware. Revenue allocated to hardware under a HaaS arrangement are recognized on an output basis, recorded ratably as the service is provided over the non-cancellable term of the HaaS arrangement, typically one year. Revenue recognized from hardware devices sold to customers via either of the two above types of arrangements are reported as Hardware revenue on the Consolidated Statements of Comprehensive Income (Loss).

Our professional services offerings typically include data migration, set up, training, and implementation services. Set up and implementation services typically occur at the start of the software arrangement while certain other professional services, depending on the nature of the services and customer requirements, may occur several months later. We can reasonably estimate professional services performed for a fixed fee and we recognize allocated revenue on an output basis on a proportional performance basis as the service is provided. We recognize allocated revenue on an output basis for professional services engagements billed on a time and materials basis as the service is provided. We recognize allocated revenue on an output basis on all other professional services engagements upon the earlier of the completion of the service’s deliverable or the expiration of the customer’s right to receive the service. Revenue recognized from professional services offerings are reported as Professional service revenue on the Consolidated Statements of Comprehensive Income (Loss).

We recognize allocated revenue for maintenance and support on an output basis ratably over the non-cancellable term of the support agreement. Initial maintenance and support terms are typically one to three years and are renewable on an annual basis. Revenue recognized from maintenance and support are reported as Maintenance and support revenue on the Consolidated Statements of Comprehensive Income (Loss).

We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or substantive acceptance clauses until these return, refund or cancellation rights have expired or acceptance has occurred. Our arrangements with Reseller Partners do not allow for any rights of return.

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

Intangible Assets and Goodwill

We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the continuation of customer relationships and renewal of customer contracts. U.S. generally accepted accounting principles (“GAAP”) require that we not amortize intangible assets other than goodwill with an indefinite life until we determine their life as finite. We must amortize all other intangible assets over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to nine years. We have assessed the fair value of our customer relationship intangible assets as of December 31, 2021, we do not believe these to be impaired, as the carrying value of the customer relationship intangible assets are recoverable through the associated project cash flows.

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. There was no impairment of goodwill in either 2021 or 2020. In 2019, we recognized an impairment loss on goodwill. See Note 5 — Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements for additional information regarding goodwill.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation and counterparty risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by principally collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including U.S. treasury securities and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately held companies in the development stage. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Stockholders and Board of Directors of
Asure Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the acquisition-date fair value of customer relationship assets

As described in Note 2 to the financial statements the Company made two significant acquisitions during the year ended December 31, 2021. As a result of the transactions, the Company acquired customer relationship assets representing the generation of future income from the acquirees’ existing customers. The acquisition-date fair value for the customer relationship assets was $26.3 million.

The principal considerations for our determination that performing procedures relating to evaluating the acquisition-date fair value of customer relationship assets is a critical audit matter are that there is significant subjectivity involved in evaluating certain inputs in the discounted cash flow model used to determine the fair value of such assets. This in turn led to high degree of auditor judgment, and an increased effort in performing audit procedures in evaluating the reasonableness of management’s forecasts of future cash flows as well as the selection of assumptions including the discount rates and attrition rates, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the financial statements. These procedures included, among others, (i) evaluating the reasonableness of managements’ forecasts of future cash flows by comparing the projections to historical results; (ii) testing the source information underlying the determination of the discount rates and attrition rates and testing the mathematical accuracy of the calculations; and (iii) developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management. Professionals with specialized skill and knowledge were used to assist in the evaluation of the acquisition-date fair value of customer relationship assets.

Evaluation of the recoverability of the carrying value of goodwill and long-lived assets

As described in Note 1 to the financial statements, the Company performed a recoverability test of its long-lived assets by comparing the estimated future cash flows from its asset group to its carrying value. As described in Note 5 to the financial statements, the Company performed its annual evaluation of goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value. The Company determined that as of the valuation date there was only one asset group and one reporting unit. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. The Company’s cash flow model used to test the recoverability of its long-lived assets and evaluate goodwill for impairment requires management to make subjective estimates and assumptions, particularly related to the forecast of future revenues.

The principal considerations for our determination that performing procedures relating to evaluating the recoverability of the carrying value of goodwill and long-lived assets is a critical audit matter are that there is significant judgment by management in both the identification of the reporting unit and asset group, and in the estimation of future cash flows. This in turn led to high degree of auditor judgment, subjectivity and effort in performing audit procedures in evaluating audit evidence related to management’s identification of reporting unit and asset group, and management’s estimates and assumptions used in the forecasts and discounted cash flow models, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the financial statements. These procedures included, among others, (i) evaluating management’s determination of a single reporting unit; (ii) evaluating management’s determination of a single asset group; and (iii) testing management’s process of estimating forecasted cash flows by comparing the forecasts to historical results, internal communications to management and board of directors, forecast information included in analyst and industry reports for the Company, and other macroeconomic indicators. In addition, our procedures to evaluate the recoverability of goodwill included a sensitivity analysis of the implied control premium by comparing the fair value determined by the Company against the market capitalization of the Company at the valuation date. Professionals with specialized skill and knowledge were used to assist in the evaluation of the fair value of the reporting unit

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Costa Mesa, California
March 14, 2022

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$13,427	$28,577
Accounts receivable, net of allowance for doubtful accounts of $2,210 and $2,194 at December 31, 2021 and December 31, 2020, respectively	5,308	3,848
Inventory	246	449
Prepaid expenses and other current assets	13,475	2,866
Total current assets before funds held for clients	32,456	35,740
Funds held for clients	217,376	321,069
Total current assets	249,832	356,809
Property and equipment, net	8,945	8,281
Goodwill	86,011	73,958
Intangible assets, net	78,573	64,552
Operating lease assets, net	5,748	6,450
Other assets, net	4,136	3,952
Total assets	$433,245	$514,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$1,907	$12,310
Accounts payable	565	1,288
Accrued compensation and benefits	3,568	2,916
Operating lease liabilities, current	1,551	1,833
Other accrued liabilities	2,436	1,380
Contingent purchase consideration	1,905	3,880
Deferred revenue	3,750	4,416
Total current liabilities before client fund obligations	15,682	28,023
Client fund obligations	217,144	320,578
Total current liabilities	232,826	348,601
Long-term liabilities:
Deferred revenue	36	111
Deferred tax liability	1,595	888
Notes payable, net of current portion	33,120	12,225
Operating lease liabilities, noncurrent	4,746	5,366
Contingent purchase consideration	2,424	—
Other liabilities	258	1,157
Total long-term liabilities	42,179	19,747
Total liabilities	275,005	368,348
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 20,412 and 19,354 shares issued, 20,028 and 18,970 shares outstanding at December 31, 2021 and December 31, 2020, respectively	204	193
Treasury stock at cost, 384 shares at December 31, 2021 and December 31, 2020	(5,017)	(5,017)
Additional paid-in capital	429,912	419,827
Accumulated deficit	(266,760)	(269,953)
Accumulated other comprehensive income	(99)	604
Total stockholders’ equity	158,240	145,654
Total liabilities and stockholders’ equity	$433,245	$514,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Recurring	$71,078	$63,315
Professional services, hardware and other	4,986	2,192
Total revenue	76,064	65,507
Cost of Sales	29,500	27,414
Gross profit	46,564	38,093
Operating expenses:
Sales and marketing	15,448	13,549
General and administrative	27,570	23,926
Research and development	5,410	5,959
Amortization of intangible assets	10,948	9,547
Total operating expenses	59,376	52,981
Loss from operations	(12,812)	(14,888)
Interest expense and other, net	(2,038)	(1,224)
Gain on extinguishment of debt	8,312	138
Employee retention tax credit	10,533	—
Income (loss) from operations before income taxes	3,995	(15,974)
Income tax expense	802	337
Net income (loss)	3,193	(16,311)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(703)	629
Comprehensive income (loss)	$2,490	$(15,682)

Basic and diluted earnings (loss) per share
Basic	$0.17	$(1.03)
Diluted	$0.16	$(1.03)

Weighted average basic and diluted shares
Basic	19,313	15,910
Diluted	19,509	15,910

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	15,714	$161	$(5,017)	$396,102	$(253,642)	$(25)	$137,579
Stock issued upon option exercise and vesting of restricted stock units	207	2	—	727	—	—	729
Stock issued, ESPP	59	—	—	292	—	—	292
Share based compensation	—	—	—	2,365	—	—	2,365
Shares issued, net of issuance costs	2,990	30	—	20,341	—	—	20,371
Net loss	—	—	—	—	(16,311)	—	(16,311)
Other comprehensive income	—	—	—	—	—	629	629
Balance at December 31, 2020	18,970	$193	$(5,017)	$419,827	$(269,953)	$604	$145,654

Stock issued upon option exercise and vesting of restricted stock units	235	2	—	359	—	—	361
Stock issued, ESPP	56	1	—	339	—	—	340
Stock issued — acquisitions	767	8	—	6,420	—	—	6,428
Share based compensation	—	—	—	2,990	—	—	2,990
Share issuance costs	—	—	—	(23)	—	—	(23)
Net income	—	—	—	—	3,193	—	3,193
Other comprehensive loss	—	—	—	—	—	(703)	(703)
Balance at December 31, 2021	20,028	$204	$(5,017)	$429,912	$(266,760)	$(99)	$158,240

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,193	$(16,311)
Adjustments to reconcile income (loss) to net cash provided by operations:
Depreciation and amortization	16,246	14,655
Amortization of operating lease assets	1,574	1,514
Amortization of debt financing costs and discount	309	395
Net amortization of premiums and accretion of discounts on available-for-sale securities	194	162
Provision for doubtful accounts	1	372
Provision for deferred income taxes	707	551
Gain on extinguishment of debt	(8,312)	(138)
Net realized gains on sales of available-for-sale securities	(542)	(656)
Share-based compensation	2,990	2,365
(Gain) loss on disposals of long-term assets	(32)	59
Change in fair value of contingent purchase consideration	(160)	1,135
Changes in operating assets and liabilities:
Accounts receivable	(1,293)	528
Inventory	142	150
Prepaid expenses and other assets	(11,083)	5,160
Operating lease right-of-use assets	(1,371)	(1,052)
Accounts payable	(725)	(676)
Accrued expenses and other long-term obligations	629	(5,022)
Operating lease liabilities	(348)	(55)
Deferred revenue	(741)	(901)
Net cash provided by operating activities	1,378	2,235
Cash flows from investing activities:
Acquisition of intangible asset	(25,526)	(13,141)
Purchases of property and equipment	(133)	(857)
Software capitalization costs	(4,141)	(2,780)
Purchases of available-for-sale securities	(29,051)	(13,196)
Proceeds from sales and maturities of available-for-sale securities	21,881	10,567
Net cash used in investing activities	(36,970)	(19,407)
Cash flows from financing activities:
Proceeds from notes payable	29,425	8,856
Payments of notes payable	(14,657)	(12,234)
Payments of contingent purchase consideration	(1,784)	—
Debt financing fees	(878)	(245)
Net proceeds from issuance of common stock	678	21,392
Net change in client fund obligations	(103,434)	190,328
Net cash (used in) provided by financing activities	(90,650)	208,097
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(126,242)	190,925
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	324,985	134,060
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$198,743	$324,985

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2021	2020
	(unaudited)
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$13,427	$28,577
Restricted cash and restricted cash equivalents included in funds held for clients	185,316	296,408
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$198,743	$324,985

Supplemental information:
Cash paid for interest	$1,413	$1,029
Cash paid for income taxes	$366	$3,662
Net assets added from acquisitions	$763	$442

Non-cash investing and financing activities:
Contingent purchase consideration issued for acquisitions	$2,574	$1,177
Notes payable issued for acquisitions	$4,386	$2,745
Stock issuance for acquisitions	$6,428	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of Human Capital Management (“HCM”) software solutions. We help small and medium-sized companies grow by helping them build more productive teams, providing the tools and resources that help them stay compliant with ever-changing federal, state, and local tax jurisdictions and labor laws, and better allocate cash so they can spend their financial capital on growing their business rather than back-office overhead expenses. Asure’s Human Capital Management suite, named Asure HCM, includes cloud-based Payroll, Tax Services, and Time & Attendance software as well as human resources (“HR”) services ranging from HR projects to completely outsourcing payroll and HR staff. We also offer these products and services through our network of reseller partners.

Our platform vision is to become the most trusted HCM resource to entrepreneurs everywhere by helping our clients grow their businesses. Our product strategy is driven by three primary challenges that prevent businesses from growing: HR complexity, allocation of both human and financial capital, and the ability to build great teams. The Asure HCM suite includes four product lines: Asure Payroll & Tax, Asure HR, Asure Time & Attendance, and Asure HR Services.

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas and from our processing hubs in California, Florida, Nebraska, New Jersey, New York, Tennessee, and Vermont. In May 2021, we closed our Washington office where we provided our HR consulting services as employees from that office now work remotely.

PRINCIPLES OF CONSOLIDATION

We have prepared our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have included the accounts of our wholly owned subsidiaries. We have eliminated all intercompany transactions and balances in consolidation.

SEGMENTS

The chief operating decision maker is Asure’s Chief Executive Officer who reviews financial information presented on a company-wide basis. Accordingly, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, we determined that the Company has a single reporting segment and operating unit structure.

USE OF ESTIMATES

Preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments. The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions management believes reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions.

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2021, we were not party to any pending legal proceedings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): This update establishes a new approach to estimate credit losses on certain financial instruments. The update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended guidance will also update the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss. The Company is currently evaluating this standard and the potential effects of these changes to its consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2023.

RECLASSIFICATION

The Company reclassified its presentation of restricted cash and restricted cash equivalents included in funds held for clients as of December 31, 2021 in the Consolidated Statements of Cash Flows to conform to the current period presentation. Such reclassification had no effect on the consolidated financial position or consolidated results of operations of the Company.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Restricted cash consists of cash balances which are restricted as to withdrawal or usage. As of December 31, 2021, the Company has $500 of restricted cash related to our agreement with Atlantic Capital Bank.

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

As part of the previously identified material weakness which we have subsequently remediated, the Company recovered approximately $4,290 in funds and insurance proceeds. The Company recognized $3,961 of these funds as receivables in other assets on the Consolidated Balance Sheets at December 31, 2019 with an offsetting liability in client fund obligations. The Company collected the full $4,290 during the first quarter of 2020 and disbursed $482 of these funds resulting in a segregated $3,808 in funds held for clients with an offsetting liability in client fund obligations at December 31, 2020. In 2021, the Company disbursed an additional $976 of these funds, resulting in a segregated $2,832 in funds held for clients with an offsetting liability in client fund obligations at December 31, 2021. The Company continues its efforts to identify the owners of these funds and the Company expects to escheat to the state of Delaware any funds for which it is unable to identify the owner. The Company would expect to have this process completed during fiscal year 2022.

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

ACCOUNTS RECEIVABLE, NET

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the year ended December 31, 2021.

ORIGINAL ISSUE DISCOUNTS

We recognize original issue discounts (“OID”), when incurred on the issuance of debt, as a reduction of the current loan obligations that we amortize to interest expense over the life of the related indebtedness using the effective interest rate method. We record the amortization as interest expense – amortization of OID in the Consolidated Statements of Comprehensive Income (Loss). At the time of any repurchases or retirements of related debt, we write off the remaining amount of net original issue discounts and include them in the calculation of gain or loss on extinguishment in the Consolidated Statements of Comprehensive Income (Loss).

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

Hardware devices sold to customers are sold as either a standard product sell arrangement where title to the hardware passes to the customer or under a hardware-as-a-service (“HaaS”) arrangement where the title to the hardware remains with Asure. Revenue allocated to hardware sold as a standard product are recognized on an output basis when title passes to the customer, typically the date we ship the hardware. Revenue allocated to hardware under a hardware-as-a-service arrangement are recognized on an output basis, recorded ratably as the service is provided over the non-cancellable term of the HaaS arrangement, typically one year. Revenue recognized from hardware devices sold to customers via either of the two above types of arrangements are reported as Hardware revenue on the Consolidated Statement of Comprehensive Loss.

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

ADVERTISING COSTS

We expense advertising costs as we incur them. Advertising expenses were $108 and $34 for the years ended December 31, 2021 and 2020, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Loss.

LEASE OBLIGATIONS

At the commencement date of a lease, we recognize a liability to make lease payments and an asset representing the right-of-use underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date taking into consideration necessary adjustments for collateral, depending on the facts and circumstances of the lessee and the leased asset, and term to match the lease term. The operating lease asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. Operating lease assets and liabilities are shown separately in our Consolidated Balance Sheets.

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

NOTE 2 - BUSINESS COMBINATIONS

2020

In July 2020, we acquired certain assets of a payroll tax business (the “Asset Purchase Agreement”). The initial purchase price for the assets was $4,250, which we paid in cash at closing. The Asset Purchase Agreement set forth two subsequent purchase consideration payments, which are contingent on certain thresholds. The first contingent purchase consideration of $1,975, was offset by certain net amounts owed to us by the seller primarily related to transition services in the amount of $191, was paid in June 2021 (a total payment of $1,784). The second and final contingent purchase consideration will be based on the trailing twelve-month revenue at October 31, 2021, and is expected to be paid by April 30, 2022. We utilized a Monte Carlo simulation to determine the fair value of the contingent consideration. The adjustment to the fair value of the contingent consideration as of December 31, 2021 was the aforementioned $191 offset.

2021

In September 2021, the Company acquired certain assets (the “Second Asset Purchase Agreement”) of a payroll business, which was used to provide payroll processing services. The aggregate purchase price that the Company paid for these assets was $14,750, paid as follows: (i) $10,325 in cash at closing, (ii) the delivery of a promissory note in the amount of $2,213, and (iii) the delivery of 244 shares of the Company’s common stock, which the parties agreed had an aggregate value of $2,213 as of December 31, 2021. The Second Asset Purchase Agreement is subject to working capital adjustments to the purchase price.

Also in September 2021, we acquired certain assets of a payroll business (the “Third Asset Purchase Agreement”). The initial purchase price for the assets was $24,150, of which $15,000 was paid in cash at closing. The Third Asset Purchase Agreement also included the delivery of 523 shares of the Company’s common stock, which both parties agreed had an aggregate value of $4,800 at closing. Finally, the Third Asset Purchase Agreement set forth a promissory note initially valued at $4,350 and includes a contingent consideration, which is contingent on certain thresholds and will be based on the trailing twelve-month revenue at September 30, 2022, which we expect will be paid in the fourth quarter of 2022. The promissory note was adjusted to $4,318 to account for an estimated shortfall in working capital when compared to the working capital target at closing of the transaction. The Third Asset Purchase Agreement is subject to post-closing adjustments for working capital and purchase price. We utilized a Monte Carlo simulation to determine the fair value of the contingent consideration. For the year ended December 31, 2021, there was a measurement period adjustment to the fair value of the contingent consideration of $465.

As of December 31, 2021, certain amounts of funds held for clients on our Consolidated Balance Sheets are in the process of being transferred to the Company’s legal possession, as stipulated by the respective transitional service agreements included as part of the Second and Third Asset Purchase Agreements.

The Second Asset Purchase Agreement and Third Asset Purchase Agreement mentioned above were of privately held companies, whose historic cash basis financial statements were unaudited and not prepared under generally accepted accounting principals in the United States, including, but not limited to, differences in revenue recognition. The disclosure of supplemental pro forma financial information suggested under ASC 805 for a public business entity has been deemed impracticable by management due to these reasons.

NOTE 3 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Funds held for clients
Money market funds	$1,116	$1,116	$—	$—
Available-for-sale securities	32,060	—	32,060	—
Total	$33,176	$1,116	$32,060	$—

Liabilities:
Contingent purchase consideration(1)	$4,329	$—	$—	$4,329
Total	$4,329	$—	$—	$4,329

December 31, 2020
Assets:
Cash equivalents
Money market funds	$5,204	$5,204	$—	$—
Funds held for clients
Money market funds	63,999	63,999	—	—
Available-for-sale securities	25,919	—	25,919	—
Total	$95,122	$69,203	$25,919	$—

Liabilities:
Contingent purchase consideration(1)	$3,880	$—	$—	$3,880
Total	$3,880	$—	$—	$3,880
(1)See Note 2 — Business Combinations for further discussion regarding the contingent purchase consideration.

The contractual obligations and earn out provision are accounted for as a contingent liability and fair value is determined using Level 3 inputs, as estimating the fair value of these contingent liabilities require the use of significant and subjective inputs that may and are likely to change over the duration of the liabilities. The following table discloses the change in the gross contingent purchase consideration on the Company’s Consolidated Balance Sheets as of December 31, 2021 (in thousands):

December 31, 2020	$3,880
Contingent purchase consideration paid	(1,784)
Measurement period adjustment to fair value	(645)
Change in fair value of contingent purchase consideration	(160)
Issued for acquisitions	3,038
December 31, 2021	$4,329

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
December 31, 2021
Restricted cash equivalents	$1,116	$—	$—	$1,116
Available-for-sale securities:
Certificates of deposit	1,240	7	(4)	1,243
Corporate debt securities	22,597	2	(76)	22,523
Municipal bonds	7,825	3	(24)	7,804
U.S. Government agency securities	500	—	(10)	490
Total available-for-sale securities	32,162	12	(114)	32,060

Total(2)	$33,278	$12	$(114)	$33,176

December 31, 2020
Restricted cash equivalents	$1,258	$—	$—	$1,258
Available-for-sale securities:
Certificates of deposit	7,370	204	—	7,574
Corporate debt securities	8,914	295	(1)	9,208
Municipal bonds	7,276	103	(1)	7,378
U.S. Government agency securities	500	1	—	501
Total available-for-sale securities	24,060	603	(2)	24,661

Total(2)	$25,318	$603	$(2)	$25,919

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). As of December 31, 2021 and December 31, 2020, there were 10 and 69 securities, respectively, in an unrealized gain position and there were 57 and 2 securities in an unrealized loss position, respectively. As of December 31, 2021, these unrealized losses were less than $11 individually and $114 in the aggregate. As of December 31, 2020, these unrealized losses were less than $2 individually and $2 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At December 31, 2021 and December 31, 2020, none of these securities were classified as cash and cash equivalents on the accompanying Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	2021	2020
Restricted cash and cash equivalents held to satisfy client funds obligations	$185,316	$296,408
Restricted short-term marketable securities held to satisfy client funds obligations	5,559	4,249
Restricted long-term marketable securities held to satisfy client funds obligations	26,501	20,412
Total funds held for clients	$217,376	$321,069

Expected maturities of available-for-sale securities as of December 31, 2021 are as follows (in thousands):

One year or less	$5,559
After one year through five years	26,501
$32,060

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31 consisted of the following (in thousands):

	2021	2020
Furniture and equipment	$6,935	$6,818
Software development costs	14,449	10,308
Software	2,808	2,808
Leasehold improvements	1,638	1,658
Gross property and equipment	25,830	21,592
Less: accumulated depreciation and amortization	(16,885)	(13,311)
Property and equipment, net	$8,945	$8,281

We record the amortization of our finance leases as depreciation expense on our Consolidated Statements of Comprehensive Income (Loss). Depreciation and amortization expenses relating to property and equipment were $3,808 and $3,504 for the years ended December 31, 2021 and 2020, respectively.

We acquired software development costs from prior acquisitions and we continue to invest in software development. We are developing products which we intend to offer utilizing software as-a-service (“SaaS”). We follow the guidance of ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, for development costs related to these new products. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are generally expensed as incurred except for significant upgrades and enhancements. Capitalized software costs are amortized over the software’s estimated useful life, which management has determined to be three years. During the years ended December 31, 2021 and 2020, we capitalized $4,141 and $2,780 of software development costs, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	2020	Acquisitions	2021
Goodwill	$73,958	$12,053	$86,011

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled workforces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of December 31, 2021, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	2020	Acquisitions	2021
Customer relationships	$88,310	$26,300	$114,611
Developed technology	12,001	—	12,001
Reseller relationships	853	159	1,012
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
	$103,076	$26,459	$129,536

The gross carrying amount and accumulated amortization of our intangible assets as of December 31are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
December 31, 2021
Customer relationships	8.7	$114,611	$(39,535)	$75,076
Developed technology	6.6	12,001	(9,098)	2,903
Reseller relationships	7.2	1,012	(864)	148
Trade names	3.0	880	(579)	301
Non-compete agreements	5.2	1,032	(887)	145
	8.4	$129,536	$(50,963)	$78,573

December 31, 2020
Customer relationships	8.9	$88,310	$(28,898)	$59,412
Developed technology	6.6	12,001	(7,608)	4,393
Reseller relationships	7.0	853	(853)	—
Trade names	3.0	880	(312)	568
Non-compete agreements	5.2	1,032	(853)	179
	8.5	$103,076	$(38,524)	$64,552

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $10,948 and $9,547 for the years ended December 31, 2021 and 2020, respectively. Amortization expenses recorded in Cost of Sales were $1,489 and $1,604 for the years ended December 31, 2021 and 2020, respectively. There was no impairment of intangibles during the year ended December 31, 2021 based on the qualitative assessment performed by the Company. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2021 (in thousands):

2022	$14,375
2023	13,249
2024	12,989
2025	12,203
2026	9,092
Thereafter	16,665
$78,573

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	December 31, 2021	December 31, 2020
Subordinated Notes Payable – Acquisitions(1)	7/1/2021 – 9/30/2026	2.00% - 3.00%	$8,178	$6,182
PPP Loan	n/a	1.00%	—	8,856
Term Loan	n/a	5.25%	—	9,875
Senior Credit Facility	10/1/2025	9.00%	30,224	—
Total Notes Payable			$38,402	$24,913
(1)See Note 2 — Business Combinations for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
December 31, 2021
Current portion of notes payable	$2,079	$(172)	$1,907
Notes payable, net of current portion	36,323	(3,203)	33,120
Total	$38,402	$(3,375)	$35,027

December 31, 2020
Current portion of notes payable	$12,388	$(78)	$12,310
Notes payable, net of current portion	12,525	(300)	12,225
Total	$24,913	$(378)	$24,535

The following table summarizes the future principal payments related to our outstanding debt as of December 31, 2021 (in thousands):

2022	$2,079
2023	4,405
2024	6,623
2025	23,285
2026	2,010
Total	$38,402

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

See Note 2 — Business Combinations for further discussion regarding the issuance of subordinated notes payable related to acquisitions.

PPP Loan with Pinnacle Bank

Due to the effects of COVID-19 on our business and the related need to support our operations, we received an unsecured Paycheck Protection Program loan in the amount of $8,856 (the “PPP Loan”) in April 2020 from Pinnacle Bank (the “Lender”) under the Coronavirus Aid, Relief and Economic Security Act. In June 2021, we received notice from our Lender that the Small Business Administration (“SBA”) had approved our application for forgiveness of our PPP Loan. The amount forgiven of $8,560 was the amount we requested in our forgiveness application but was less than the original principal balance due, in part, to changes in SBA guidance following the date of our original loan application. Following the grant of forgiveness, we had an outstanding principal balance of $296 and an additional immaterial amount of accrued interest in our PPP Loan, both of which were paid in full in June 2021. During the three months ended June 30, 2021 the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $8,654. The gain on the forgiveness of the PPP Loan is reflected on our Consolidated Statements of Comprehensive Income, and is a non-taxable event.

Term Loan with Wells Fargo N.A.

In March 2014, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders that are party thereto. In connection with the Credit Agreement, we and our wholly owned active subsidiaries entered into a Guaranty and Security Agreement with Wells Fargo Bank, guaranteeing all obligations under the Credit Agreement and granted a security interest in substantially all of our and our subsidiaries’ assets. The Credit Agreement was amended and restated multiple times, with the most recent amendment and restatement effective December 31, 2019. The Credit Agreement was also amended, but not restated, on August 10, 2020. Following the amendment, the Credit Agreement provided for $10,000 in term loans and a $5,000 revolver and provided for new applicable margin rates for determining the interest payable on loans and amended certain of our financial covenants as described in our 2020 Annual Report on Form 10-K. For the period ending December 31, 2020, no amount was outstanding and $4,500 was available for borrowing under the revolver. During the three months ended September 30, 2021, we terminated the Credit Agreement and the recolver. We paid Wells Fargo an aggregate amount of approximately $9,925 in full payment of our outstanding obligations, including $9,750 due on the note and immaterial amounts of interest, fees and other expenses.

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

Principal payments begin after the expiration of the interest only period, and are based on a five year amortization schedule, with a balloon payment due in October 2025. The table above in this Note 6 — Notes Payable summarizing future principal payments assumes the Company will not extend the period of interest only payments to October 2024. Upon payment in full of the obligations under the Facility, we are to pay Lenders a final payment fee equal to 1.0% of the increase in our market capitalization since the onset of the agreement, at that time valued at $182,400.

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

NOTE 7 - LEASES

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Consolidated Statements of Comprehensive Income (Loss), rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the years ended December 31 are as follows (in thousands):

	2021	2020
Operating lease cost	$2,171	$2,153
Sublease income	(43)	(117)
Net rent expense	$2,128	$2,036

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 8% as of December 31, 2021 and December 31, 2020, respectively. The weighted average remaining lease term is five years and six years as of December 31, 2021 and December 31, 2020, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31 are as follows (in thousands):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,338	$2,246
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,240	$1,052

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

2022	$1,997
2023	1,574
2024	1,384
2025	974
2026	610
Thereafter	1,192
Total minimum lease payments	7,731
Less: imputed interest	(1,434)
Total lease liabilities	$6,297

NOTE 8 - CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $2,210, were $5,308 at December 31, 2021. Receivables from contracts with customers, net of allowance for doubtful accounts of $2,194, were $3,848 at December 31, 2020. No customers represented more than 10% of our net accounts receivable balance as of December 31, 2021 and December 31, 2020, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $4,684 and $3,792 at December 31, 2021 and December 31, 2020, respectively. The amount of amortization recognized for the years ended December 31, 2021 and December 31, 2020 was $1,318 and $906, respectively.

Deferred Revenue

During the years ended December 31, 2021 and December 31, 2020, revenue of $4,410 and $3,652, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2021, approximately $23,708 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 75% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the year ended December 31, 2021 and 2020, there were no customers that individually represented 10% or more of consolidated revenue.

NOTE 9 - STOCKHOLDERS’ EQUITY, EMPLOYEE BENEFIT PLANS AND SHARE-BASED COMPENSATION

Shelf Registration

In December 2020, we completed an underwritten public offering of 2,990 shares of our common stock at a public offering price of $7.25. We realized gross proceeds of $21,700 before deducting underwriting discounts and estimated offering expenses.

In March 2021, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $150,000 (which includes $1,480 of unsold securities that were previously registered on other registration statements effective at the time of this filing of our current S-3). The shelf registration statement relating to these securities became effective on April 21, 2021. As of December 31, 2021, there is $150,000 remaining available under the shelf registration statement.

Also in March 2021, we filed an acquisition shelf registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) to allow for us to issue securities in future business combinations, Pursuant to the acquisition shelf registration statement, we may from time to time issue up to 12,500 shares of our common stocks as consideration in future business combinations. The shelf registration statement relating to these securities became effective on April 21, 2021. As of December 31, 2021, there are 12,500 shares of common stock available for issuance under this acquisition shelf registration statement.

Share Repurchase Program

On March 10, 2020, our Board of Directors authorized a new stock repurchase plan, under which we may repurchase up to $5,000 of our outstanding common stock. This new stock repurchase program is in addition to the 364 shares available under our existing stock repurchase plan.

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

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 2,350 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have 1,958 options and RSUs granted and outstanding pursuant to the 2018 Plan as of December 31, 2021. Currently, the number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 2,350 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are cancelled or otherwise terminate following the effective date of the 2018 Plan.

In December 2019, we offered to exchange certain outstanding options to purchase shares of our common stock previously granted under the 2009 Plan and the 2018 Plan that have an exercise price per share higher than the greater of $8.50 or the closing trading price of our common stock on the offer expiration date (“eligible options”) for new RSUs to be granted under the 2018 Plan. The offer exchange program was approved by our board of directors and by our shareholders earlier in 2019. Under the offer exchange program, every 2.5 shares underlying an eligible option would be exchanged for one new RSU. Upon expiration of the exchange offer in January 2020, we granted 187 RSUs in exchange for the cancellation of options to purchase 468 shares that were tendered by employees who participated in the offer exchange program.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Total compensation expense recognized in the Consolidated Statements of Comprehensive Income (Loss) for stock based awards was $2,990 and $2,365 for 2021 and 2020, respectively.

The following table summarizes the weighted average assumptions used to develop their fair value for the years ending December 31:

	2021	2020
Grant date fair value	$3.63	$2.44
Risk-free interest rate	0.64%	0.20%
Expected volatility	61%	55%
Expected life	3.99 years	2.85 years
Dividend yield	—	—

As of December 31, 2021, we reserved shares of common stock for future issuance under the 2009 Plan and 2018 Plan as follows (in thousands):

Options and RSUs outstanding	2,110
Shares available for future grant	604
Shares reserved	2,714

The following table summarizes activity related to options during the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	1,245	$7.89
Granted	1,187	7.90
Exercised	(61)	6.41
Cancelled	(478)	7.19
Outstanding, end of year	1,893	$8.03	3.49	$900

Vested and expected to vest	1,652	$8.06	3.36	$842
Exercisable	608	$8.70	2.06	$469

The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $110 and $205, respectively. As of December 31, 2021, total compensation cost not yet recognized related to nonvested share options was $3,771, which is expected to be recognized over a weighted average period of 2.29 years.

The following table summarizes activity related to RSUs during the year ended December 31, 2021 (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	425	$5.94
Granted	118	8.16
Released	(176)	6.08
Forfeited	(150)	5.75
Outstanding, end of year	217	$7.17

The total fair value of RSUs vested during the years ended December 31, 2021 and 2020 was $1,507 and $528, respectively. As of December 31, 2021, total compensation cost net yet recognized related to nonvested RSUs was $1,485, which is expected to be recognized over a weighted average period of 1.78 years.

As of December 31, 2021, we had 604 shares available for grant pursuant to the 2018 Plan.

401(k) Savings Plan

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We provided matching contributions to the plan of $261 and $124 in December 31, 2021 and 2020, respectively.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“Purchase Plan”) was approved by the shareholders in June 2017. The Purchase Plan allows all eligible employees to purchase a limited number of shares of our common stock during pre-specified offering periods at a discount established by the Board of Directors, not to exceed 15% of the fair market value of the common stock, at the beginning or end of the offering period (whichever is lower). Under the ESPP, 475 shares were reserved for issuance of which there remains 308 shares available for future issuance.

NOTE 10 - EMPLOYEE RETENTION TAX CREDIT

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (“ERTC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERTC. We qualified for the ERTC in the first three quarters of 2021. During the quarter ended September 30, 2021, we recorded an aggregate benefit of $10,533 in our Consolidated Statements of Comprehensive Income (Loss) to reflect the ERTC for the first three quarters in 2021. The receivable for the ERTC benefit as of December 31, 2021 is in Other current assets on our Consolidated Balance Sheets at December 31, 2021.

NOTE 11 - INCOME TAXES

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31 are as follows (in thousands):

	2021	2020
Current
State	$95	$(214)
Foreign	—	(1)
Total current	$95	$(215)

Deferred
Federal	$292	$259
State	415	293
Total deferred	$707	$552

Gross tax provision	$802	$337

Our provision for income taxes attributable to continuing operations for the years ended December 31 differ from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2021	2020
Computed at statutory rate	$846	$(3,355)
State tax, net of federal benefit	(207)	(632)
PPP loan forgiveness	(1,817)	—
Permanent items and other	34	(379)
Credit carryforwards	(308)	(122)
Change in tax carryforwards not benefited	457	3,137
Change in valuation allowance	1,797	1,688
	$802	$337

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes for the years ended December 31 are as follows (in thousands):

	2021	2020
Deferred tax assets
Net operating leases	$11,522	$11,570
Research and development credit carryforwards	3,600	3,246
Disallowed interest expense carryforwards	5	54
Stock compensation	480	258
Deferred revenue	27	148
Accrued expenses	984	590
Lease liabilities	1,637	1,931
Other	2	303
Gross deferred tax assets	18,257	18,100
Less: Valuation allowance	(8,689)	(6,892)
Total deferred tax assets	$9,568	$11,208

Deferred tax liabilities
Acquired intangibles	$(4,075)	$(5,930)
Fixed assets	(189)	(284)
Capitalized software	(1,835)	(1,524)
Deferred commissions	(1,218)	(1,000)
Right-of-use assets	(1,494)	(1,721)
Goodwill	(2,352)	(1,637)
Total deferred tax liabilities	$(11,163)	$(12,096)

Net deferred tax liabilities	$(1,595)	$(888)

At December 31, 2021, we had federal net operating loss carryforwards of $48,679, research and development credit carryforwards of $3,789. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2022 through 2041, if not utilized. Approximately $17,781 of the net operating loss carryforwards carry forward indefinitely, but can only offset up to 80% of taxable income.

As a result of various acquisitions by us in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of Section 382 of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of jurisdictions in which we have net deferred tax liabilities. During the year ended December 31, 2021, the valuation allowance increased by $1,797 due primarily to operations.

Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2021. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. To the extent we are required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability. The reconciliation of our unrecognized tax benefits is as follows:

Balance at December 31, 2019	$856
Reductions based on tax positions related to the current year	(232)
Additions for tax positions of prior years	19
Reductions for tax positions of prior years	(56)
Balance at December 31, 2020	587
Additions based on tax positions related to the current year	23
Additions for tax positions of prior years	4
Reductions for tax positions of prior years	—
Balance at December 31, 2021	$614

As of December 31, 2021, we had $614 of unrecognized tax benefits, of which $15 would affect the effective tax rate if recognized. Our assessment of our unrecognized tax benefits is subject to change as a function of our financial statement audit.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2021, we recognized $0 of interest and penalties in our income tax expense.

We file tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are subject to U.S. federal income tax examinations for years ending on or after December 31, 2018 and are subject to state and local income tax examinations by tax authorities for years ending on or after December 31, 2017. We are not currently under audit for any federal or state jurisdictions.

NOTE 12 - NET EARNINGS (LOSS) PER SHARE

We compute net earnings (loss) per share based on the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options. We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options and restricted stock units of 2,096 for the year ended December 31, 2021 and 1,713 shares for the year ended December 31, 2020 from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the years ended December 31 (in thousands, except per share amounts):

	2021	2020
Basic:
Net income (loss)	$3,193	$(16,311)
Weighted-average shares of common stock outstanding	19,313	15,910
Basic earnings (loss) per share	$0.17	$(1.03)

Diluted:
Net income (loss)	$3,193	$(16,311)
Weighted-average shares of common stock outstanding	19,509	15,910
Diluted earnings (loss) per share	$0.16	$(1.03)

NOTE 13 - SUBSEQUENT EVENTS

On January 1, 2022, the Company acquired certain assets of a Reseller Partner, which were used to provide payroll processing services. The Partner is located in the northeastern United States. The aggregate purchase price that the Company paid for these assets was $2,350, paid as follows: (i) $1,939 in cash at closing and (ii) the delivery of a promissory note in the amount of $411.

On February 4, 2022, the Company signed a lease to relocate the corporate headquarters to an office in Austin, Texas, which relocation is expected to occur in the fourth quarter of 2022. The lease is included in Item 15 — Exhibits and Financial Statement Schedules as Exhibit 10.35.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DOCUMENTS

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation of the material weakness during the fourth quarter of 2021, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2021 annual meeting of shareholders under the headings “Item 1 – Election of Directors and Other Matters.”

Code of Ethics

The Company has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to directors, officers and employees. It may be accessed through the “Corporate Governance” section of the Company’s website at investor.asuresoftware.com/corporate-governance. Asure also elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through the Company’s website, and such information will remain available on this website for at least a twelve month period. A copy of the “Code of Business Conduct and Ethics” is available in print to any stockholder who requests it.

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

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2021 annual meeting of shareholders under the heading “Approval of Transactions with Related Parties.”

ITEM 14.    PRINCIPAL ACCOUNTANT AND SERVICES

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2021 annual meeting of shareholders under the heading “Item 2 – Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as a part of this Annual Report on Form 10-K:

(1)Financial Statements:

The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

(2)Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

(3)Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1
Asset Purchase Agreement among Asure Payroll Tax Management LLC, Payroll Tax Management, Inc., Financial Business Group Holdings, and Alden J. Blowers, dated as of July 1, 2020 (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed July 13, 2020).

2.2
Asset Purchase Agreement, among Evolution Payroll Processing LLC, USA Processing, Inc., Mary VanWyck-Fiannaca and Frank Fiannaca, dated as of September 30, 2021 (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522). filed October 6, 2021).

2.3
Asset Purchase Agreement, among Evolution Payroll Processing LLC, Paydata Payroll Systems, Inc., Summit Trahan Revocable Trust data 2/10/09, as amended and restated U/A/D 6/12/12, Michael J. Trahan, and and Michael J. Trahan, as Seller Representative, dated as of September 30, 2021 (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed October 6, 2021).

3.1	Restated Certificate of Incorporation (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed May 11, 2017).

3.2	Certificate of Amendment to Certificate of Incorporation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed June 2, 2020).

3.3	Third Amended and Restated Bylaws (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed November 9, 2018).

3.4	Amendment to No. 1 to Third Amended and Restated Bylaws (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed April 6, 2020).

4.1	Specimen Certificate for the Common Stock (Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 1-34522), filed December 13, 2012).

4.2
Second Amended and Restated Rights Agreement, dated as of April 17, 2019 between Asure Software, Inc. and American Stock Transfer & Trust Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed April 19, 2019).

4.3	Letter Agreement from Patrick Goepel relating to forfeiture of option rights (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 30, 2012).+

4.4	Stock Option Agreement for Patrick Goepel (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 30, 2012).+

4.5	Intentionally omitted

4.6	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.*

10.1	Intentionally omitted

10.2	Intentionally omitted

10.3	Intentionally omitted

10.4	Stock Purchase Agreement dated September 25, 2009 with Patrick Goepel (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K/A (File No. 1-34522), filed September 28, 2009).

EXHIBIT NUMBER	DESCRIPTION

10.5	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 30, 2012).

10.6	Intentionally omitted

10.7	Intentionally omitted

10.8	Intentionally omitted

10.9	Intentionally omitted

10.10	Intentionally omitted

10.11	Intentionally omitted.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Intentionally omitted.

10.15	Intentionally omitted.

10.16	Intentionally omitted

10.17	Intentionally omitted

10.18	Intentionally omitted

10.19	Employee Stock Purchase Plan, as amended on May 27, 2020 (Previously incorporated to the Company’s Proxy Statement (File No. 1-34522) for its Annual Meeting of Shareholders held on May 27, 2020).+

10.20	Intentionally omitted

10.21	Intentionally omitted

10.22	Intentionally omitted

10.23	Intentionally omitted

10.24	Intentionally omitted

10.25	Form of Indemnification Agreement (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed December 21, 2017).

10.26	Executive Change in Control Severance Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed December 21, 2017).+

10.27	Intentionally omitted

10.28	Intentionally omitted

10.29	Asure Software, Inc. 2018 Incentive Award Plan, as amended on March 29, 2019 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed May 11, 2020).+

10.30
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 11, 2021).+

10.31
Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 11, 2021).+

10.32
Promissory Note, dated April 15, 2020, between Asure Software, Inc. and Pinnacle Bank (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed April 21, 2020).

10.33
Loan and Security Agreement, dated as of September 10, 2021, among Asure Software, Inc., and Structural Capital Investments III, LP, Ocean II PLO LLC as administrative and collateral agent and the other lenders that are or become parties thereto (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed September 16, 2021).

EXHIBIT NUMBER	DESCRIPTION

10.34
Secured Term Promissory Note, dated as of September 10, 2021, between Asure Software, Inc. and Ocean PLO LLC (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed September 16, 2021).

10.35	Lease between 405 Colorado Holdings LP and Asure Software Inc., dated February 4, 2022.*

21.1	Subsidiaries of the Company*

23.1	Consent of Marcum LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)**

101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Loss, (3) the Consolidated Statements of Changes in Stockholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

+    Indicates management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

*    Filed herewith.

**    Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: March 14, 2022	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signed	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer, Chairman of the Board of Directors	March 14, 2022
Patrick Goepel	Principal Executive Officer

/s/ JOHN PENCE	Chief Financial Officer	March 14, 2022
John Pence	Principal Financial and Accounting Officer

/s/ DANIEL GILL	Lead Independent Director	March 14, 2022
Daniel Gill

/s/ BENJAMIN ALLEN	Director	March 14, 2022
Benjamin Allen

/s/ CARL DREW	Director	March 14, 2022
Carl Drew

/s/ GRACE LEE	Director	March 14, 2022
Grace Lee

/s/ BRADFORD OBERWAGER	Director	March 14, 2022
Bradford Oberwager

/s/ BJORN REYNOLDS	Director	March 14, 2022
Bjorn Reynolds