Form 10-Q
period 2022-03-31
ASURE SOFTWARE INC
filed 2022-05-09
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3700 N. Capital of Texas Hwy. #350, Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

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
As of May 6, 2022, 20,071,692 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$12,054	$13,427
Accounts receivable, net of allowance for doubtful accounts of $2,264 and $2,210 at March 31, 2022 and December 31, 2021, respectively	6,608	5,308
Inventory	286	246
Prepaid expenses and other current assets	10,635	13,475
Total current assets before funds held for clients	29,583	32,456
Funds held for clients	238,679	217,376
Total current assets	268,262	249,832
Property and equipment, net	8,664	8,945
Goodwill	86,011	86,011
Intangible assets, net	77,205	78,573
Operating lease assets, net	5,315	5,748
Other assets, net	4,406	4,136
Total assets	$449,863	$433,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$1,773	$1,907
Accounts payable	1,619	565
Accrued compensation and benefits	2,720	3,568
Operating lease liabilities, current	1,380	1,551
Other accrued liabilities	2,967	2,436
Contingent purchase consideration	1,905	1,905
Deferred revenue	1,626	3,750
Total current liabilities before client fund obligations	13,990	15,682
Client fund obligations	238,440	217,144
Total current liabilities	252,430	232,826
Long-term liabilities:
Deferred revenue	23	36
Deferred tax liability	1,617	1,595
Notes payable, net of current portion	33,977	33,120
Operating lease liabilities, noncurrent	4,440	4,746
Contingent purchase consideration	2,424	2,424
Other liabilities	62	258
Total long-term liabilities	42,543	42,179
Total liabilities	294,973	275,005
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 20,455 and 20,412 shares issued, 20,071 and 20,028 shares outstanding at March 31, 2022 and December 31, 2021, respectively	205	204
Treasury stock at cost, 384 shares at March 31, 2022 and December 31, 2021	(5,017)	(5,017)
Additional paid-in capital	430,641	429,912
Accumulated deficit	(269,777)	(266,760)
Accumulated other comprehensive income	(1,162)	(99)
Total stockholders’ equity	154,890	158,240
Total liabilities and stockholders’ equity	$449,863	$433,245

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Revenue:
Recurring	$23,004	$19,242
Professional services, hardware and other	1,329	560
Total revenue	24,333	19,802
Cost of Sales	8,869	7,310
Gross profit	15,464	12,492
Operating expenses:
Sales and marketing	4,897	3,611
General and administrative	7,485	6,498
Research and development	1,821	1,124
Amortization of intangible assets	3,432	2,528
Total operating expenses	17,635	13,761
Loss from operations	(2,171)	(1,269)
Interest expense and other, net	(816)	(224)
Loss from operations before income taxes	(2,987)	(1,493)
Income tax expense	30	105
Net loss	(3,017)	(1,598)
Other comprehensive loss:
Unrealized loss on marketable securities	(1,063)	(139)
Comprehensive loss	$(4,080)	$(1,737)

Basic and diluted loss per share
Basic	$(0.15)	$(0.08)
Diluted	$(0.15)	$(0.08)

Weighted average basic and diluted shares
Basic	20,041	19,007
Diluted	20,041	19,007

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2021	20,028	$204	$(5,017)	$429,912	$(266,760)	$(99)	$158,240
Stock issued upon option exercise and vesting of restricted stock units	43	1	—	—	—	—	1
Share based compensation	—	—	—	729	—	—	729
Net loss	—	—	—	—	(3,017)	—	(3,017)
Other comprehensive loss	—	—	—	—	—	(1,063)	(1,063)
March 31, 2022	20,071	$205	$(5,017)	$430,641	$(269,777)	$(1,162)	$154,890

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	18,970	$193	$(5,017)	$419,827	$(269,954)	$604	$145,653
Stock issued upon option exercise and vesting of restricted stock units	51	1	—	131	—	—	132
Share based compensation	—	—	—	626	—	—	626
Share issuance costs	—	—	—	(23)	—	—	(23)
Net loss	—	—	—	—	(1,598)	—	(1,598)
Other comprehensive loss	—	—	—	—	—	(139)	(139)
Balance at March 31, 2021	19,021	$194	$(5,017)	$420,561	$(271,552)	$465	$144,651

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,017)	$(1,598)
Adjustments to reconcile loss to net cash provided by (used in) operations:
Depreciation and amortization	4,754	3,862
Amortization of operating lease assets	430	421
Amortization of debt financing costs and discount	164	30
Net amortization of premiums and accretion of discounts on available-for-sale securities	118	48
Provision for doubtful accounts	(48)	1
Provision for deferred income taxes	22	98
Net realized gains on sales of available-for-sale securities	(203)	(153)
Share-based compensation	729	626
(Gain) loss on disposals of long-term assets	1	—
Changes in operating assets and liabilities:
Accounts receivable	(1,252)	(947)
Inventory	(40)	46
Prepaid expenses and other assets	2,756	(43)
Operating lease right-of-use assets	2	(324)
Accounts payable	1,072	(538)
Accrued expenses and other long-term obligations	(345)	9
Operating lease liabilities	(476)	(138)
Deferred revenue	(2,137)	(2,761)
Net cash provided by (used in) operating activities	2,530	(1,361)
Cash flows from investing activities:
Acquisition of intangible asset	(1,970)	—
Purchases of property and equipment	(55)	(48)
Software capitalization costs	(691)	(1,233)
Purchases of available-for-sale securities	(4,504)	—
Proceeds from sales and maturities of available-for-sale securities	501	1,926
Net cash (used in) provided by investing activities	(6,719)	645
Cash flows from financing activities:
Payments of notes payable	—	(2,186)
Net proceeds from issuance of common stock	—	108
Net change in client fund obligations	21,296	(66,337)
Net cash provided by (used in) financing activities	21,296	(68,415)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	17,107	(69,131)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	198,743	324,985
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$215,850	$255,854

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$12,054	$24,290
Restricted cash and restricted cash equivalents included in funds held for clients	203,796	231,564
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$215,850	$255,854

Supplemental information:
Cash paid for interest	$684	$219
Cash (refunded) paid for income taxes	$(14)	$183

Non-cash investing and financing activities:
Notes payable issued for acquisitions	$411	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data unless otherwise noted)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2022 and the results of operations, statements of changes in stockholders’ equity for the three months ended March 31, 2022 and March 31, 2021, and our statements of cash flows for the three months ended March 31, 2022 and March 31, 2021.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto filed with the SEC in our annual report on Form 10-K for the fiscal year ended December 31, 2021 (our “2021 Annual Report on Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full fiscal year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Restricted cash consists of cash balances which are restricted as to withdrawal or usage. As of March 31, 2022, the Company has $500 of restricted cash related to our agreement with Atlantic Capital Bank.

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

RECLASSIFICATION

The Company reclassified its presentation of restricted cash and restricted cash equivalents included in funds held for clients as of March 31, 2021 in the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation. Such reclassification had no effect on the consolidated financial position or consolidated results of operations of the Company.

ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2022 and December 31, 2021, accumulated other comprehensive loss consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2021

In September 2021, the Company acquired certain assets (the “Asset Purchase Agreement”) of a payroll business, which was used to provide payroll processing services. The aggregate purchase price that the Company paid for these assets was $14,750, paid as follows: (i) $10,325 in cash at closing, (ii) the delivery of a promissory note in the amount of $2,213, and (iii) the delivery of 244 shares of the Company’s common stock, which the parties agreed had an aggregate value of $2,213 as of September 31, 2021. The Asset Purchase Agreement is subject to working capital adjustments to the purchase price.

Also in September 2021, we acquired certain assets of a payroll business (the “Second Asset Purchase Agreement”). The initial purchase price for the assets was $24,150, of which $15,000 was paid in cash at closing. The Second Asset Purchase Agreement also included the delivery of 523 shares of the Company’s common stock, which both parties agreed had an aggregate value of $4,800 at closing. Finally, the Second Asset Purchase Agreement set forth a promissory note initially valued at $4,350 and includes a contingent consideration, which is contingent on certain thresholds and will be based on the trailing twelve-month revenue at September 30, 2022, which we expect will be paid in the fourth quarter of 2022. The promissory note was adjusted to $4,318 to account for an estimated shortfall in working capital when compared to the working capital target at closing of the transaction. The Second Asset Purchase Agreement is subject to post-closing adjustments for working capital and purchase price. We utilized a Monte Carlo simulation to determine the fair value of the contingent consideration. For the year ended December 31, 2021, there was a measurement period adjustment to the fair value of the contingent consideration of $465.

As of March 31, 2022, certain amounts of funds held for clients on our Condensed Consolidated Balance Sheets are in the process of being transferred to the Company’s legal possession, as stipulated by the respective transitional service agreements included as part of the Asset Purchase Agreement and Second Asset Purchase Agreement.

The Asset Purchase Agreement and Second Asset Purchase Agreement mentioned above were of privately held companies, whose historic cash basis financial statements were unaudited and not prepared under generally accepted accounting principles in the United States, including, but not limited to, differences in revenue recognition. The disclosure of supplemental pro forma financial information suggested under ASC 805 for a public business entity has been deemed impracticable by management due to these reasons.

2022

Effective January 1, 2022, the Company acquired customer relationships of a payroll business for a cash payment of $1,970, which included $31 of transaction costs, and the delivery of a promissory note in the amount of $411. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years.

NOTE 4 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
March 31, 2022
Assets:
Funds held for clients
Money market funds	$1,144	$1,144	$—	$—
Available-for-sale securities	34,883	—	34,883	—
Total	$36,027	$1,144	$34,883	$—

Liabilities:
Contingent purchase consideration(1)	$4,329	$—	$—	$4,329
Total	$4,329	$—	$—	$4,329

December 31, 2021
Assets:
Funds held for clients
Money market funds	1,116	1,116	—	—
Available-for-sale securities	32,060	—	32,060	—
Total	$33,176	$1,116	$32,060	$—

Liabilities:
Contingent purchase consideration(1)	$4,329	$—	$—	$4,329
Total	$4,329	$—	$—	$4,329
(1)See Note 2 — Business Combinations for further discussion regarding the contingent purchase consideration.

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
March 31, 2022
Restricted cash equivalents	$1,144	$—	$—	$1,144
Available-for-sale securities:
Certificates of deposit	1,237	6	(3)	1,240
Corporate debt securities	26,502	—	(843)	25,659
Municipal bonds	7,809	—	(292)	7,517
U.S. Government agency securities	500	—	(33)	467
Total available-for-sale securities	36,048	6	(1,171)	34,883

Total(2)	$37,192	$6	$(1,171)	$36,027

December 31, 2021
Restricted cash equivalents	$1,116	$—	$—	$1,116
Available-for-sale securities:
Certificates of deposit	1,240	7	(4)	1,243
Corporate debt securities	22,597	2	(76)	22,523
Municipal bonds	7,825	3	(24)	7,804
U.S. Government agency securities	500	—	(10)	490
Total available-for-sale securities	32,162	12	(114)	32,060

Total(2)	$33,278	$12	$(114)	$33,176

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of March 31, 2022 and December 31, 2021, there were 3 and 10 securities, respectively, in an unrealized gain position and there were 69 and 57 securities in an unrealized loss position, respectively. As of March 31, 2022, these unrealized losses were less than $55 individually and $1,171 in the aggregate. As of December 31, 2021, these unrealized losses were less than $11 individually and $114 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At March 31, 2022 and December 31, 2021, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	March 31, 2022	December 31, 2021
Restricted cash and cash equivalents held to satisfy client funds obligations	$203,796	$185,316
Restricted short-term marketable securities held to satisfy client funds obligations	7,227	5,559
Restricted long-term marketable securities held to satisfy client funds obligations	27,656	26,501
Total funds held for clients	$238,679	$217,376

Expected maturities of available-for-sale securities as of March 31, 2022 are as follows (in thousands):

One year or less	$7,227
After one year through five years	27,656
$34,883

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	2021	Acquisitions	2022
Goodwill	$86,011	$—	$86,011

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled workforces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of March 31, 2022, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	2021	Acquisitions	2022
Customer relationships	$114,611	$2,360	$116,971
Developed technology	12,001	—	12,001
Reseller relationships	1,012	—	1,012
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
	$129,536	$2,360	$131,896

The gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2022 are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
March 31, 2022
Customer relationships	8.7	$116,971	$(42,887)	$74,084
Developed technology	6.6	12,001	(9,394)	2,607
Reseller relationships	7.2	1,012	(869)	143
Trade names	3.0	880	(646)	234
Non-compete agreements	5.2	1,032	(895)	137
	8.4	$131,896	$(54,691)	$77,205

December 31, 2021
Customer relationships	8.7	$114,611	$(39,535)	$75,076
Developed technology	6.6	12,001	(9,098)	2,903
Reseller relationships	7.2	1,012	(864)	148
Trade names	3.0	880	(579)	301
Non-compete agreements	5.2	1,032	(887)	145
	8.4	$129,536	$(50,963)	$78,573

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $3,432 and $2,528 for the three months ended March 31, 2022 and 2021, respectively. Amortization expenses recorded in Cost of Sales were $296 and $379 for the three months ended March 31, 2022 and 2021, respectively. There was no impairment of intangibles during the three months ended March 31, 2022 based on the qualitative assessment performed by the Company. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of March 31, 2022 (in thousands):

2022	$10,946
2023	13,545
2024	13,285
2025	12,499
2026	9,388
2027	6,918
Thereafter	10,624
$77,205

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	March 31, 2022	December 31, 2021
Subordinated Notes Payable – Acquisitions(1)	7/1/2021 – 9/30/2026	2.00% - 3.00%	$8,815	$8,178
Senior Credit Facility	10/1/2025	9.00%	30,170	30,224
Gross Notes Payable			$38,985	$38,402
(1)See Note 2 — Business Combinations for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
March 31, 2022
Current portion of notes payable	$2,079	$(306)	$1,773
Notes payable, net of current portion	36,906	(2,929)	33,977
Total	$38,985	$(3,235)	$35,750

December 31, 2021
Current portion of notes payable	$2,079	$(172)	$1,907
Notes payable, net of current portion	36,323	(3,203)	33,120
Total	$38,402	$(3,375)	$35,027

The following table summarizes the future principal payments related to our outstanding debt as of March 31, 2022 (in thousands):

2022	$2,079
2023	4,827
2024	6,623
2025	23,231
2026	2,225
Total	$38,985

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

Senior Credit Facility with Structural Capital Investments III, LP

On September 10, 2021, the Company entered into a Loan and Security Agreement with Structural Capital Investments III, LP (“Structural” and together with the other lenders that are or become parties thereto, the “Lenders”), and Ocean II PLO LLC, as administrative and collateral agent for Structural and the Lenders (“Agent”), under the terms of which the Lenders have committed to lend us up to $50,000 in term loan financing to support our growth needs (the “Facility”) until June 30, 2022. The Company also entered into a secured promissory note with the Agent evidencing our obligations under the Facility. The Company’s obligations are further guaranteed by each of our subsidiaries and secured by our assets and the assets of our subsidiaries.

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

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $2,264, were $6,608 at March 31, 2022. Receivables from contracts with customers, net of allowance for doubtful accounts of $2,210, were $5,308 at December 31, 2021. No customers represented more than 10% of our net accounts receivable balance as of March 31, 2022 and December 31, 2021, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $5,174 and $4,684 at March 31, 2022 and December 31, 2021, respectively. The amount of amortization recognized for the three months ended March 31, 2022 and March 31, 2021 was $345 and $232, respectively.

Deferred Revenue

During the three months ended March 31, 2022 and March 31, 2021, revenue of $3,058 and $3,406, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2022, approximately $22,433 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three months ended March 31, 2022 and 2021, there were no customers that individually represented 10% or more of consolidated revenue.

NOTE 8 - LEASES

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$557	$570
Sublease income	(11)	(11)
Net rent expense	$546	$559

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 8% as of March 31, 2022 and December 31, 2021, respectively. The weighted average remaining lease term is five years and six years as of March 31, 2022 and December 31, 2021, respectively.

Supplemental cash flow information related to operating leases for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$476	$609
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$325

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

2022	$1,396
2023	1,574
2024	1,384
2025	974
2026	610
2027	626
Thereafter	566
Total minimum lease payments	7,130
Less: imputed interest	(1,310)
Total lease liabilities	$5,820

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 2,350,000 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have 2,334,289 options and RSUs granted and outstanding pursuant to the 2018 Plan as of March 31, 2022. As of March 31, 2022, the number of shares available for issuance under the 2018 Plan is 197,622.

Share based compensation for our stock option plans for the three months ended March 31, 2022 and March 31, 2021 was $729 and $626. We issued no common stock related to exercises of stock options for the three months ended March 31, 2022 and issued 19,709 shares of common stock related to exercises for the three months ended March 31, 2021. We issued 42,667 and 34,920 shares of common stock upon the vesting of restricted stock units, net for the three months ended March 31, 2022 and 2021, respectively.

NOTE 10 - NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options. We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options and restricted stock units of 308,799 for the three months ended March 31, 2022 and 1,854,000 shares for the three months ended March 31, 2021 from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic:
Net loss	$(3,017)	$(1,598)
Weighted-average shares of common stock outstanding	20,041	19,007
Basic loss per share	$(0.15)	$(0.08)

Diluted:
Net loss	$(3,017)	$(1,598)
Weighted-average shares of common stock outstanding	20,041	19,007
Diluted loss per share	$(0.15)	$(0.08)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements about our financial results, which may include expected U.S GAAP and non-U.S. GAAP financial and other operating and non-operating results, including revenue, net income, diluted earnings per share, operating cash flow growth, operating margin improvement, deferred revenue growth, expected revenue run rate, expected tax rates, share-based compensation expenses, amortization of purchased intangibles, amortization of debt discount and shares outstanding. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, the Company’s results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to—risks associated with possible fluctuations in the Company’s financial and operating results; the Company’s rate of growth and anticipated revenue run rate, including impact of the current environment, the spread of major pandemics or epidemics (including COVID-19) and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains and extended shut down of businesses, reductions in employment and an increase in business failures, specifically among our clients, the Company’s ability to convert deferred revenue and unbilled deferred revenue into revenue and cash flow, and ability to maintain continued growth of deferred revenue and unbilled deferred revenue; errors, interruptions or delays in the Company’s services or the Company’s Web hosting; breaches of the Company’s security measures; domestic regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; the financial and other impact of any previous and future acquisitions; the nature of the Company’s business model, including risks related to government contracts; the Company’s ability to continue to release, gain customer acceptance of and provide support for new and improved versions of the Company’s services; successful customer deployment and utilization of the Company’s existing and future services; changes in the Company’s sales cycle; competition; various financial aspects of the Company’s subscription model; unexpected increases in attrition or decreases in new business; the Company’s ability to realize benefits from strategic partnerships and strategic investments; the emerging markets in which the Company operates; the Company’s ability to hire, retain and motivate employees and manage the Company’s growth; changes in the Company’s customer base; technological developments; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; unanticipated changes in the Company’s effective tax rate; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; factors affecting the Company’s term loan; fluctuations in the number of Company shares outstanding and the price of such shares; interest rates; collection of receivables; factors affecting the Company’s deferred tax assets and ability to value and utilize them; the potential negative impact of indirect tax exposure; the risks and expenses associated with the Company’s real estate and office facilities space; and general developments in the economy, financial markets, credit markets and the impact of current and future accounting pronouncements and other financial reporting standards.

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

OVERVIEW

Our Business

The following review of Asure’s financial position as of March 31, 2022 and December 31, 2021, and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with our 2021 Annual Report on Form 10-K filed with the SEC on March 14, 2022. Asure’s internet website address is www.asuresoftware.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q, however we do post information on the investor relations page of our website that we believe may be of interest to our investors.

Asure is a leading provider of cloud-based Human Capital Management (“HCM”) software and services. We help small and medium-sized businesses (“SMBs”) grow by offering the HR tools necessary to build a better workforce, providing the resources to stay compliant with ever changing federal, state, and local tax jurisdictions and labor laws, ultimately freeing their cash flows so they can spend their financial capital on growing their business rather than back-office overhead that impedes growth. Asure’s HCM suite, named AsureHCM, includes cloud-based Payroll & Tax, HR, and Time & Attendance software as well as HR Services ranging from HR projects to completely outsourcing payroll and HR staff. We also offer these products and services through our network of Reseller Partners.

We are a leading provider of cloud-based HCM solutions, delivered as a software-as-a-service (“SaaS”) for SMBs. From recruitment to retirement, our solutions help more than 80,000 SMBs across the United States grow their businesses. About 13,000 of our clients are direct and approximately 67,000 remaining clients are indirect as they have contracts with Reseller Partners that white label our solutions.

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

In 2022, we continued to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share. Lower headcount at our clients and the other pandemic-related factors described above, which had and may continue to have a negative impact on recurring revenue, combined with increased sales and marketing and research and development expenses, cumulatively had an adverse impact on our operating results for the quarter ended March 31, 2022. We expect net income to be negatively affected by the impact of the pandemic on our recurring revenue and our deliberate, increased level of investment in sales and marketing and research and development to drive the growth of our business.

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

We are unable to estimate the full impact the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the occurrence of variant strains, the duration of the outbreak, actions that may be taken by governmental authorities, the impact it may have on the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in our 2021 Annual Report on Form 10-K. As a result, the effect of the ongoing COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

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

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in the Company’s Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended March 31,
	2022	2021
Revenues	100%	100%
Gross profit	64%	63%
Sales and marketing	20%	18%
General and administrative	31%	33%
Research and development	7%	6%
Amortization of intangible assets	14%	13%
Total operating expenses	72%	69%
Interest expense and other, net	(3)%	(1)%
Loss from operations before income taxes	(12)%	(8)%
Net loss	(12)%	(8)%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 94% of total revenue in three months ended March 31, 2022, compared to 97% in three months ended March 31, 2021.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended March 31,		Variance
	2022	2021	$	%
Recurring	$23,004	$19,242	$3,762	20%
Professional services, hardware and other	1,329	560	769	137%
Total	$24,333	$19,802	$4,531	23%

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

Revenue for the three months ended March 31, 2022 was $24,333, an increase of $4,531, or 23%, from $19,802 for the three months ended March 31, 2021. Recurring revenue increased due to organic growth related to an uptick in year-end fees and acquisitions.
Professional Services, Hardware and Other Revenues

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, and hardware devices to enhance our software products.

Professional services, hardware and other revenue increased $769, or 137%, for the three months ended March 31, 2022 from the similar period in 2021, due to the implementation of our ERTC service during 2021.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended March 31, 2022 was $15,464, an increase of $2,972, or 24%, from $12,492 for the three months ended March 31, 2021. Gross margin as a percentage of revenue was 64% for the three months ended March 31, 2022 as compared to 63% for the three months ended March 31, 2021. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.

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

Selling and marketing expenses for the three months ended March 31, 2022 were $4,897, an increase of $1,286, or 36%, from $3,611 for the three months ended March 31, 2021, primarily due to increased personnel costs offset by lower discretionary marketing spending as we focus on hiring direct sales personnel. Selling and marketing expenses as a percentage of revenue increased to 20% for the three months ended March 31, 2022 from 18% for the same period in 2021.

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

General and administrative expenses for the three months ended March 31, 2022 were $7,485, an increase of $987, or 15%, from $6,498 for the three months ended March 31, 2021, primarily attributable to increased personnel, contracting and placement costs. General and administrative expenses as a percentage of revenue decreased to 31% for the three months ended March 31, 2022 from 33% for the same period in 2021.

We continue to drive efficiencies within our payroll operations by continually reevaluating our vendor relationships.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended March 31, 2022 were $1,821, an increase of $697, or 62%, from $1,124 for the three months ended March 31, 2021. The increase in R&D expense is primarily attributable to an increase in investment costs. R&D expenses as a percentage of revenues increased to 7% for the three months ended March 31, 2022 from 6% for the same period in 2021.

We will continue to enhance our products and technologies through expansion of our technological resources by increasing headcount and development partnerships, as well as through organic improvements and acquired intellectual property. We will continue to expand the breadth of integration between our solutions, allowing direct clients and resellers the ability to easily add and implement components across our entire solution set. We believe that our expanded investment in product, engineering, SaaS hosting, and mobile and hardware technologies lays the groundwork for broader market opportunities and represents a key aspect of our competitive differentiation. Native mobile applications, common user interface, expanded web service integration and other technologies are all part of our initiatives.

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

Amortization of Intangible Assets

Amortization expense in operating expenses for the three months ended March 31, 2022 was $3,432, an increase of $904, or 36%, from $2,528 for the three months ended March 31, 2021. Amortization expense as a percentage of revenue was 14% and 13% for the three months ended March 31, 2022 and 2021, respectively.

Interest Expense and Other, Net

Interest expense and other, net for the three months ended March 31, 2022 was an expense of $816 compared to an expense of $224 for the three months ended March 31, 2021. The increase in interest expense and other, net relative to the prior year is attributable to new borrowings under our credit facility with Structural Capital Investments III LP, which were used to fund the acquisitions of two of our payroll resellers in the third quarter of 2021. Interest expense and other, net as a percentage of revenue was an expense of 3% and 1% for the three months ended March 31, 2022 and March 31, 2021, respectively. Interest expenses for the three months ended March 31, 2022 and 2021 is composed primarily of interest expense on notes payable.

Income Taxes

For the three months ended March 31, 2022 and 2021, we recorded an income tax expense attributable to continuing operations of $30 and $105, respectively, a decrease of $75 or 71%.

Loss From Operations

We incurred a loss from operations of $3,017, or $0.15 per share, during the three months ended March 31, 2022, compared to a loss from operations of $1,598, or $0.08 per share, during the three months ended March 31, 2021. Loss from operations as a percentage of total revenues was 12% and 8% for the three months ended March 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	March 31, 2022	December 31, 2021
Cash and cash equivalents(1)	$12,054	$13,427
(1)This balance excludes cash equivalents in funds held for clients

Working Capital. We had working capital of $15,832 at March 31, 2022, a decrease of $1,174 from working capital of $17,006 at December 31, 2021. Working capital as of March 31, 2022 and December 31, 2021 includes $1,626 and $3,750 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $2,530 for the three months ended March 31, 2022 was primarily driven by non-cash adjustments to our net loss of approximately $5,967, primarily due to depreciation and amortization. This was offset by our net loss of $3,017 and changes in operating assets and liabilities, which resulted in a use of $420 in cash. Net cash used in operating activities of $1,361 for the three months ended March 31, 2021 was driven by non-cash adjustments to our net loss of approximately $4,933, primarily due to depreciation and amortization, offset by our net loss of $1,598. For the three months ended March 31, 2021, changes in operating assets and liabilities resulted in a use of $4,696 in cash.

Investing Activities. Net cash used in investing activities of $6,719 for the three months ended March 31, 2022 is primarily due to our first quarter acquisition totaling $1,970 and purchases of available-for-sale securities and maturities of $4,504. Net cash provided by investing activities of $645 for the three months ended March 31, 2021 is primarily due to the proceeds from sales and maturities of available-for-sale securities of $1,926.

Financing Activities. Net cash provided by financing activities was $21,296 for the three months ended March 31, 2022, which primarily consisted of a net increase in client fund obligations of $21,296 and payments of notes payable of $—. Net cash used in financing activities was $68,415 for the three months ended March 31, 2021, which primarily consisted of a net decrease in client fund obligations of $66,337.

Sources of Liquidity. As of March 31, 2022, the Company’s principal sources of liquidity consisted of approximately $12,054 of cash, cash equivalents and restricted cash, cash generated from operations of our business over the next twelve months, and Structural Capital Investments III, LP have committed to lend us up to $50,000 in term loan financing to support our growth needs (the “Facility”) until March 31, 2022 which was extended to June 30, 2022. The Facility is discussed in Note 6 — Notes Payable, to the Condensed Consolidated Financial Statements.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the near future. Further, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all.

CRITICAL ACCOUNTING POLICIES

We have prepared our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles and included the accounts of our wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in the consolidation. Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end and the reported amounts of revenues and expenses during the fiscal year. The more significant estimates made by management include the valuation allowance for our gross deferred tax asset, the determination of the fair value of our long-lived assets. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of our financial statements for continued reasonableness. We prospectively apply appropriate adjustments, if any, to our estimates based upon our periodic evaluation. For a description of our critical accounting policies, see Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of March 31, 2022, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

During the period ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2022, we were not party to any pending legal proceedings that are material to our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 14, 2022, and investors are encouraged to review these risk factors prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as a part of this Quarterly Report on Form 10-Q:

(1)Financial Statements:

The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

(2)Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

(3)Exhibits:

EXHIBIT NUMBER	DESCRIPTION

10.1	Lease between 405 Colorado Holdings LP and Asure Software Inc. dated February 4, 2022 (Previously filed as Exhibit 10.35 to the Company’s Current Report on Form 10-K filed March 14, 2022)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following materials from Asure Software, Inc.’s Condensed Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

EXHIBIT NUMBER	DESCRIPTION

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: May 9, 2022	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Date: May 9, 2022	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer