Form 10-Q
period 2022-06-30
ASURE SOFTWARE INC
filed 2022-08-08
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3700 N. Capital of Texas Hwy. #350, Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

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
As of August 5, 2022, 20,141,850 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$14,594	$13,427
Accounts receivable, net of allowance for doubtful accounts of $2,819 and $2,210 at June 30, 2022 and December 31, 2021, respectively	5,736	5,308
Inventory	289	246
Prepaid expenses and other current assets	10,112	13,475
Total current assets before funds held for clients	30,731	32,456
Funds held for clients	184,661	217,376
Total current assets	215,392	249,832
Property and equipment, net	9,076	8,945
Goodwill	86,011	86,011
Intangible assets, net	73,657	78,573
Operating lease assets, net	5,877	5,748
Other assets, net	4,590	4,136
Total assets	$394,603	$433,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$1,947	$1,907
Accounts payable	862	565
Accrued compensation and benefits	3,453	3,568
Operating lease liabilities, current	1,382	1,551
Other accrued liabilities	4,532	2,436
Contingent purchase consideration	2,299	1,905
Deferred revenue	2,038	3,750
Total current liabilities before client fund obligations	16,513	15,682
Client fund obligations	184,428	217,144
Total current liabilities	200,941	232,826
Long-term liabilities:
Deferred revenue	2,369	36
Deferred tax liability	1,669	1,595
Notes payable, net of current portion	33,908	33,120
Operating lease liabilities, noncurrent	5,000	4,746
Contingent purchase consideration	1,074	2,424
Other liabilities	102	258
Total long-term liabilities	44,122	42,179
Total liabilities	245,063	275,005
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 20,455 and 20,412 shares issued, 20,141 and 20,028 shares outstanding at June 30, 2022 and December 31, 2021, respectively	205	204
Treasury stock at cost, 384 shares at June 30, 2022 and December 31, 2021	(5,017)	(5,017)
Additional paid-in capital	431,647	429,912
Accumulated deficit	(275,637)	(266,760)
Accumulated other comprehensive loss	(1,658)	(99)
Total stockholders’ equity	149,540	158,240
Total liabilities and stockholders’ equity	$394,603	$433,245

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenue:
Recurring	$19,014	$16,072	$42,018	$35,314
Professional services, hardware and other	1,286	1,096	2,615	1,656
Total revenue	20,300	17,168	44,633	36,970
Cost of Sales	8,039	7,223	16,908	14,533
Gross profit	12,261	9,945	27,725	22,437
Operating expenses:
Sales and marketing	4,589	3,622	9,486	7,233
General and administrative	8,696	6,821	16,181	13,319
Research and development	1,472	1,343	3,293	2,467
Amortization of intangible assets	3,352	2,528	6,784	5,056
Total operating expenses	18,109	14,314	35,744	28,075
Loss from operations	(5,848)	(4,369)	(8,019)	(5,638)
Interest expense, net	(1,085)	(223)	(1,901)	(447)
Other income, net	1,147	8,654	1,147	8,654
(Loss) Income from operations before income taxes	(5,786)	4,062	(8,773)	2,569
Income tax expense	74	298	104	403
Net (loss) income	(5,860)	3,764	(8,877)	2,166
Other comprehensive loss:
Unrealized loss on marketable securities	(1,754)	(69)	(1,063)	(208)
Comprehensive (loss) income	$(7,614)	$3,695	$(9,940)	$1,958

Basic and diluted (loss) earnings per share
Basic	$(0.29)	$0.20	$(0.44)	$0.11
Diluted	$(0.29)	$0.20	$(0.44)	$0.11

Weighted average basic and diluted shares
Basic	20,106	19,040	20,067	19,033
Diluted	20,106	19,203	20,067	19,198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2021	20,028	$204	$(5,017)	$429,912	$(266,760)	$(99)	$158,240
Stock issued upon option exercise and vesting of restricted stock units	43	1	—	—	—	—	1
Share based compensation	—	—	—	729	—	—	729
Net loss	—	—	—	—	(3,017)	—	(3,017)
Other comprehensive loss	—	—	—	—	—	(1,063)	(1,063)
Balance at March 31, 2022	20,071	$205	$(5,017)	$430,641	$(269,777)	$(1,162)	$154,890

Stock issued upon option exercise and vesting of restricted stock units	33	—	—	—	—	—	—
Stock issued, ESPP	38	—	—	192	—	—	192
Share based compensation	—	—	—	814	—	—	814
Share issuance costs	—	—	—	—	—	—	—
Net loss	—	—	—	—	(5,860)	—	(5,860)
Other comprehensive loss	—	—	—	—	—	(496)	(496)
Balance at June 30, 2022	20,142	$205	$(5,017)	$431,647	$(275,637)	$(1,658)	$149,540

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

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(8,877)	$2,166
Adjustments to reconcile (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	9,363	7,905
Amortization of operating lease assets	868	830
Amortization of debt financing costs and discount	345	60
Net amortization of premiums and accretion of discounts on available-for-sale securities	205	31
Provision for doubtful accounts	198	1
Provision for deferred income taxes	75	358
Gain on extinguishment of debt	(180)	(8,654)
Net realized gains on sales of available-for-sale securities	(406)	(269)
Share-based compensation	1,544	1,340
Loss (gain) on disposals of long-term assets	1	(21)
Change in fair value of contingent purchase consideration	(955)	—
Changes in operating assets and liabilities:
Accounts receivable	(627)	(129)
Inventory	(51)	107
Prepaid expenses and other assets	3,890	(190)
Operating lease right-of-use assets	(997)	(277)
Accounts payable	280	(16)
Accrued expenses and other long-term obligations	2,099	(1,440)
Operating lease liabilities	85	(591)
Deferred revenue	621	(3,109)
Net cash provided by (used in) operating activities	7,481	(1,898)
Cash flows from investing activities:
Acquisition of intangible asset	(2,039)	—
Purchases of property and equipment	(306)	(86)
Software capitalization costs	(1,805)	(2,311)
Purchases of available-for-sale securities	(19,870)	(236)
Proceeds from sales and maturities of available-for-sale securities	2,450	7,813
Net cash (used in) provided by investing activities	(21,570)	5,180
Cash flows from financing activities:
Payments of notes payable	—	(3,090)
Payments of contingent purchase consideration	—	(1,784)
Net proceeds from issuance of common stock	192	468
Net change in client fund obligations	(32,716)	(113,251)
Net cash used in financing activities	(32,524)	(117,657)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(46,613)	(114,375)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	198,743	324,985
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$152,130	$210,610

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$14,594	$20,292
Restricted cash and restricted cash equivalents included in funds held for clients	137,536	190,318
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$152,130	$210,610

Supplemental information:
Cash paid for interest	$1,435	$449
Cash paid for income taxes	$175	$378

Non-cash investing and financing activities:
Notes payable issued for acquisitions	$411	$—

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2022 and the results of operations, statements of changes in stockholders’ equity for the three and six months ended June 30, 2022 and June 30, 2021, and our statements of cash flows for the six months ended June 30, 2022 and June 30, 2021.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Restricted cash consists of cash balances which are restricted as to withdrawal or usage. As of June 30, 2022, the Company has $500 of restricted cash related to our agreement with South State Bank.

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2022 and December 31, 2021, accumulated other comprehensive loss consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2021

In September 2021, the Company acquired certain assets (the “Asset Purchase Agreement”) of a payroll business, which was used to provide payroll processing services. The aggregate purchase price that the Company paid for these assets was $14,750, paid as follows: (i) $10,325 in cash at closing, (ii) the delivery of 244 shares of the Company’s common stock, which the parties agreed had an aggregate value of $2,213 as of September 30, 2021, and (iii) the delivery of a promissory note in the amount of $2,213. The promissory note was adjusted to $2,223 to account for post close and working capital adjustments. The Asset Purchase Agreement is subject to working capital adjustments to the purchase price.

Also in September 2021, we acquired certain assets of a payroll business (the “Second Asset Purchase Agreement”), which were used to provide payroll processing services. The aggregated purchase price for these assets was $24,150, paid as follows: (i) $15,000 was paid in cash at closing, (ii) the delivery of 523 shares of the Company’s common stock which both parties agreed had an aggregate value of $4,800 at closing, and (iii) the delivery of a promissory note of $4,350. The promissory note also includes a contingent consideration, which is contingent on certain thresholds and will be based on the trailing twelve-month revenue at September 30, 2022, which we expect will be paid in the fourth quarter of 2022. Additionally, we utilized a Monte Carlo simulation to determine the fair value of the contingent consideration. For the year ended December 31, 2021, there was a measurement period adjustment to the fair value of the contingent consideration of $465. For the quarter ended June 30, 2022, there was a measurement period adjustment to the fair value of the contingent consideration of $1,350. The promissory note was adjusted to $4,533 to account for post close and working capital adjustments.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
June 30, 2022
Assets:
Funds held for clients
Money market funds	$2,583	$2,583	$—	$—
Available-for-sale securities	47,125	—	47,125	—
Total	$49,708	$2,583	$47,125	$—

Liabilities:
Contingent purchase consideration(1)	$3,373	$—	$—	$3,373
Total	$3,373	$—	$—	$3,373

December 31, 2021
Assets:
Funds held for clients
Money market funds	$1,116	$1,116	$—	$—
Available-for-sale securities	32,060	—	32,060	—
Total	$33,176	$1,116	$32,060	$—

Liabilities:
Contingent purchase consideration(1)	$4,329	$—	$—	$4,329
Total	$4,329	$—	$—	$4,329
(1)See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the contingent purchase consideration.

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
June 30, 2022
Restricted cash equivalents	$2,600	$—	$—	$2,600
Available-for-sale securities:
Certificates of deposit	1,234	5	(3)	1,236
Corporate debt securities	39,712	94	(1,369)	38,437
Municipal bonds	7,327	—	(336)	6,991
U.S. Government agency securities	500	—	(39)	461
Total available-for-sale securities	48,773	99	(1,747)	47,125

Total(2)	$51,373	$99	$(1,747)	$49,725

December 31, 2021
Restricted cash equivalents	$1,116	$—	$—	$1,116
Available-for-sale securities:
Certificates of deposit	1,240	7	(4)	1,243
Corporate debt securities	22,597	2	(76)	22,523
Municipal bonds	7,825	3	(24)	7,804
U.S. Government agency securities	500	—	(10)	490
Total available-for-sale securities	32,162	12	(114)	32,060

Total(2)	$33,278	$12	$(114)	$33,176

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of June 30, 2022 and December 31, 2021, there were 22 and 10 securities, respectively, in an unrealized gain position and there were 85 and 57 securities in an unrealized loss position, respectively. As of June 30, 2022, these unrealized losses were less than $68 individually and $1,761 in the aggregate. As of December 31, 2021, these unrealized losses were less than $11 individually and $114 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At June 30, 2022 and December 31, 2021, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	June 30, 2022	December 31, 2021
Restricted cash and cash equivalents held to satisfy client funds obligations	$137,536	$185,316
Restricted short-term marketable securities held to satisfy client funds obligations	7,161	5,559
Restricted long-term marketable securities held to satisfy client funds obligations	39,964	26,501
Total funds held for clients	$184,661	$217,376

Expected maturities of available-for-sale securities as of June 30, 2022 are as follows (in thousands):

One year or less	$7,161
After one year through five years	39,964
Total	$47,125

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	2021	Acquisitions	2022
Goodwill	$86,011	$—	$86,011

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled workforces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of June 30, 2022, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	2021	Acquisitions	2022
Customer relationships	$114,611	$2,360	$116,971
Developed technology	12,001	—	12,001
Reseller relationships	1,012	100	1,112
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
	$129,536	$2,460	$131,996

The gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2022 are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
June 30, 2022
Customer relationships	8.7	$116,971	$(46,158)	$70,813
Developed technology	6.6	12,001	(9,691)	2,310
Reseller relationships	7.2	1,112	(874)	238
Trade names	3.0	880	(713)	167
Non-compete agreements	5.2	1,032	(903)	129
	8.4	$131,996	$(58,339)	$73,657

December 31, 2021
Customer relationships	8.7	$114,611	$(39,535)	$75,076
Developed technology	6.6	12,001	(9,098)	2,903
Reseller relationships	7.2	1,012	(864)	148
Trade names	3.0	880	(579)	301
Non-compete agreements	5.2	1,032	(887)	145
	8.4	$129,536	$(50,963)	$78,573

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $6,784 and $5,056 for the six months ended June 30, 2022 and 2021, respectively. Amortization expenses recorded in Cost of Sales were $593 and $757 for the six months ended June 30, 2022 and 2021, respectively. There was no impairment of intangibles during the six months ended June 30, 2022 based on the qualitative assessment performed by the Company. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of June 30, 2022 (in thousands):

2022	$7,302
2023	13,558
2024	13,297
2025	12,511
2026	9,400
2027	7,225
Thereafter	10,364
$73,657

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	June 30, 2022	December 31, 2021
Subordinated Notes Payable – Acquisitions(1)	7/1/2021 – 9/30/2026	2.00% - 3.00%	$8,634	$8,178
Senior Credit Facility	10/1/2025	10.50%	30,246	30,224
Gross Notes Payable			$38,880	$38,402
(1)See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
June 30, 2022
Current portion of notes payable	$2,309	$(362)	$1,947
Notes payable, net of current portion	36,571	(2,663)	33,908
Total	$38,880	$(3,025)	$35,855

December 31, 2021
Current portion of notes payable	$2,079	$(172)	$1,907
Notes payable, net of current portion	36,323	(3,203)	33,120
Total	$38,402	$(3,375)	$35,027

The following table summarizes the future principal payments related to our outstanding debt as of June 30, 2022 (in thousands):

2022	$1,898
2023	4,827
2024	6,623
2025	23,307
2026	2,225
Total	$38,880

Senior Credit Facility with Structural Capital Investments III, LP

On September 10, 2021, the Company entered into a Loan and Security Agreement with Structural Capital Investments III, LP (“Structural” and together with the other lenders that are or become parties thereto, the “Lenders”), and Ocean II PLO LLC, as administrative and collateral agent for Structural and the Lenders (“Agent”), under the terms of which the Lenders have committed to lend us up to $50,000 in term loan financing to support our growth needs (the “Facility”) until June 30, 2022. Of the amount committed by the Lenders, the company drew $30,000 in September 2021, at the closing and the remaining $20,000 has lapsed. The Company also entered into a secured promissory note with the Agent evidencing our obligations under the Facility. The Company’s obligations are further guaranteed by each of our subsidiaries and secured by our assets and the assets of our subsidiaries.

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

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $2,819, were $5,736 at June 30, 2022. Receivables from contracts with customers, net of allowance for doubtful accounts of $2,210, were $5,308 at December 31, 2021. No customers represented more than 10% of our net accounts receivable balance as of June 30, 2022 and December 31, 2021, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $5,467 and $4,684 at June 30, 2022 and December 31, 2021, respectively. The amount of amortization recognized for the three and six months ended June 30, 2022 $435 and $780, respectively, and for the three and six months ended June 30, 2021 was $307 and $539, respectively.

Deferred Revenue

During the three and six months ended June 30, 2022, revenue of $293 and $3,205, and the three and six months ended June 30, 2021, revenue of $442 and $3,848, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2022, approximately $26,340 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 73% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three and six months ended June 30, 2022 and 2021, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$576	$544	$1,142	$1,114
Sublease income	(11)	(11)	(21)	(21)
Net rent expense	$565	$533	$1,121	$1,093

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 8% as of June 30, 2022 and December 31, 2021, respectively. The weighted average remaining lease term is five years and six years as of June 30, 2022 and December 31, 2021, respectively.

Supplemental cash flow information related to operating leases for the six months ended June 30 are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,133	$1,198
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,512	$325

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

2022	$974
2023	1,824
2024	1,684
2025	1,296
2026	831
2027	626
Thereafter	566
Total minimum lease payments	7,801
Less: imputed interest	(1,419)
Total lease liabilities	$6,382

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 4,350 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have 2,312 options and RSUs granted and outstanding pursuant to the 2018 Plan as of June 30, 2022. As of June 30, 2022, the number of shares available for issuance under the 2018 Plan is 1,535.

Share based compensation for our stock option plans for the three months ended June 30, 2022 and June 30, 2021 was $814 and $714, respectively and for the six months ended June 30, 2022 and June 30, 2021 $1,542 and $1,340. We issued no common stock related to exercises of stock options for the three months ended June 30, 2022 and issued 85 shares of common stock related to exercises for the three months ended June 30, 2021. We issued 30 and 28 shares of common stock upon the vesting of restricted stock units, net for the three months ended June 30, 2022 and 2021, respectively.

NOTE 10 - NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options. We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options and restricted stock units of 2,312 and 2,172 for the three and six months ended June 30, 2022 and 2021, respectively, from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic:
Net income (loss)	$(5,860)	$3,764	$(8,877)	$2,166
Weighted-average shares of common stock outstanding	20,106	19,040	20,067	19,033
Basic loss per share	$(0.29)	$0.20	$(0.44)	$0.11

Diluted:
Net income (loss)	$(5,860)	$3,764	$(8,877)	$2,166
Weighted-average shares of common stock outstanding	20,106	19,203	20,067	19,198
Diluted loss per share	$(0.29)	$0.20	$(0.44)	$0.11

NOTE 11 - SUBSEQUENT EVENTS

In July 2022, the Company reached an agreement with the holders of the subordinated note payable, issued in connection with the purchase of a business the Company acquired in 2018 to settle outstanding indemnification claims for $190, which reduced the outstanding balance of the subordinated note payable (including interest) to $600. This note was adjusted to $600 as of June 30, 2022.

Also in July 2022, the Company agreed to the amount of the contingent consideration earned in connection with the acquisition of its payroll tax processing business in July 2020, and adjusted the amount of this contingent consideration as of June 30, 2022, to $2,229.

There remains an outstanding principal balance on the subordinated note payable issued in connection with the purchase of a business we acquired in 2020, which note matured on July 1, 2022. $634 of the principal balance was paid on July 1, 2022. A $232 payment on the principal balance was withheld as security for outstanding claims for which we are entitled to indemnification under the purchase agreement. The Company will make payment, subject to its rights of set-off under the purchase agreement, when the claims are resolved. Due to its rights under the purchase agreement and the terms of this note, the Company is not in default under the note.

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

OVERVIEW

Our Business

The following review of Asure’s financial position as of June 30, 2022 and December 31, 2021, and results of operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our 2021 Annual Report on Form 10-K filed with the SEC on March 14, 2022. Asure’s internet website address is www.asuresoftware.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q, however we do post information on the investor relations page of our website that we believe may be of interest to our investors.

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

We are a leading provider of cloud-based HCM solutions, delivered as a software-as-a-service (“SaaS”) for SMBs. From recruitment to retirement, our solutions help more than 80,000 SMBs across the United States grow their businesses. About 15,000 of our clients are direct and approximately 65,000 remaining clients are indirect as they have contracts with Reseller Partners that white label our solutions.

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

In 2022, we continue to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share. Lower headcount at our clients and the other pandemic-related factors described above, which had and may continue to have a negative impact on recurring revenue, combined with increased sales and marketing and research and development expenses, cumulatively had an adverse impact on our operating results for the quarter ended June 30, 2022. We expect net income to be negatively affected by the impact of the pandemic on our recurring revenue and our deliberate, increased level of investment in sales and marketing and research and development to drive the growth of our business.

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

The employee retention tax credit (“ERTC”) for 2020 was established under the CARES Act, amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020. The Company evaluated its eligibility for the ERTC for the year ended December 31, 2021. It was determined that the Company qualified for the employee retention credit for each quarter ended in 2021. As a result, as of June 30, 2021 approximately $10,533 was recognized in Interest (expense) income, net for the ERTC.

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

Acquisitions

On September 30, 2021, our subsidiary, Evolution Payroll Processing LLC (“EPP”), acquired certain assets of a payroll business, which were used to provide payroll processing services. The aggregate purchase price we paid for the assets was $24,150, including: (i) $15,000 in cash at closing, (ii) the delivery of 523 shares of the Company’s common stock which the parties agreed had an aggregate value of $4,800 as of September 30, 2021, and (iii) the delivery of a promissory note of $4,350. The face amount of the promissory note was adjusted to $4,533 to account for post close and working capital adjustments.

Also on September 30, 2021, EPP acquired certain assets of a payroll business, which were used to provide payroll processing services. The aggregate purchase price for these assets was $14,750, paid as follows: (i) $10,325 in cash at closing, (ii) the delivery of 244 shares of the Company’s common stock which the parties agreed had an aggregate value of $2,213 as of September 30, 2021, and (iii) the delivery of a promissory note in the amount of $2,213. The promissory note was adjusted to $2,223 to account for post close and working capital adjustments. The agreement is subject to a future working capital adjustment to the purchase price.

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

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in the Company’s Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	100%	100%	100%	100%
Gross profit	60%	58%	62%	61%
Sales and marketing	23%	21%	21%	20%
General and administrative	43%	40%	36%	36%
Research and development	7%	8%	7%	7%
Amortization of intangible assets	17%	15%	15%	14%
Total operating expenses	89%	83%	80%	76%
Interest expense	(5)%	(1)%	(4)%	(1)%
Other income(expense), net	6%	50%	3%	23%
Gain on extinguishment of debt	6%	50%	3%	23%
Loss from operations before income taxes	(29)%	24%	(20)%	7%
Net loss	(29)%	22%	(20)%	6%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 94% of total revenue in six months ended June 30, 2022, compared to 95% in six months ended June 30, 2021.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended June 30,		Variance
	2022	2021	$	%
Recurring	$19,014	$16,072	$2,942	18%
Professional services, hardware and other	1,286	1,096	190	17%
Total	20,300	17,168	3,132	18%

	Six Months Ended June 30,		Variance
	2022	2021	$	%
Recurring	$42,018	$35,314	$6,704	19%
Professional services, hardware and other	2,615	1,656	959	58%
Total	$44,633	$36,970	$7,663	21%

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

Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year and many of our clients are subject to form filing requirements mandated by the ACA, first quarter revenues and margins are generally higher than in subsequent quarters. We anticipate our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements. In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. Over time, we expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications, which tend to exhibit less sea

This revenue line also includes interest earned on funds held for clients. We collect funds from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper, fixed income securities and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. The amount of interest we earn from the investment of client funds is also impacted by changes in interest rates.

Revenue for the three months ended June 30, 2022 was $20,300, an increase of $3,132, or 18%, from $17,168 for the three months ended June 30, 2021. Recurring revenue increased due to organic growth.

Revenue for the six months ended June 30, 2022 was $44,633, an increase of $7,663, or 21%, from $36,970 for the six months ended June 30, 2021. Recurring revenue increased due to organic growth.

Professional Services, Hardware and Other Revenues

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, and hardware devices to enhance our software products.

Professional services, hardware and other revenue increased $190, or 17%, for the three months ended June 30, 2022 from the similar period in 2021, due to the implementation of our ERTC service during 2021.

Professional services, hardware and other revenue increased $959, or 58%, for the six months ended June 30, 2022 from the similar period in 2021, due to the implementation of our ERTC service during 2021.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended June 30, 2022 was $12,261, an increase of $2,316, or 23%, from $9,945 for the three months ended June 30, 2021. Gross margin as a percentage of revenue was 60% for the three months ended June 30, 2022 as compared to 58% for the three months ended June 30, 2021. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.

Consolidated gross profit for the six months ended June 30, 2022 was $27,725, an increase of $5,288, or 24%, from $22,437 for the six months ended June 30, 2021. Gross margin as a percentage of revenue was 62% for the six months ended June 30, 2022 as compared to 61% for the six months ended June 30, 2021. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.

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

Selling and marketing expenses for the three months ended June 30, 2022 were $4,589, an increase of $967, or 27%, from $3,622 for the three months ended June 30, 2021, primarily due to increased marketing spend. Selling and marketing expenses as a percentage of revenue increased to 23% for the three months ended June 30, 2022 from 21% for the same period in 2021.

Selling and marketing expenses for the six months ended June 30, 2022 were $9,486, an increase of $2,253, or 31%, from $7,233 for the six months ended June 30, 2021, primarily due to increased marketing spend. Selling and marketing expenses as a percentage of revenue increased to 21% for the six months ended June 30, 2022 from 20% for the same period in 2021.

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

General and administrative expenses for the three months ended June 30, 2022 were $8,696, an increase of $1,875, or 27%, from $6,821 for the three months ended June 30, 2021, primarily attributable to increased personnel and contracting costs. General and administrative expenses as a percentage of revenue increased to 60% for the three months ended June 30, 2022 from 58% for the same period in 2021.

General and administrative expenses for the six months ended June 30, 2022 were $16,181, an increase of $2,862, or 21%, from $13,319 for the six months ended June 30, 2021, primarily attributable to increased personnel and contracting costs. General and administrative expenses as a percentage of revenue increased to 62% for the six months ended June 30, 2022 from 61% for the same period in 2021.

We continue to drive efficiencies within our payroll operations by continually reevaluating our vendor relationships.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended June 30, 2022 were $1,472, an increase of $129, or 10%, from $1,343 for the three months ended June 30, 2021. The increase in R&D expense is primarily attributable to an increase in investment costs. R&D expenses as a percentage of revenue decreased to 7% for the three months ended June 30, 2022 from 8% for the same period in 2021.

R&D expenses for the six months ended June 30, 2022 were $3,293, an increase of $826, or 33%, from $2,467 for the six months ended June 30, 2021. The increase in R&D expense is primarily attributable to an increase in investment costs. R&D expenses as a percentage of revenue remained flat at 7% for the six months ended June 30, 2022 for the same period in 2021.

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

Amortization of Intangible Assets

Amortization expense in operating expenses for the three months ended June 30, 2022 was $3,352, an increase of $824, or 33%, from $2,528 for the three months ended June 30, 2021. Amortization expense as a percentage of revenue increased to 17% for the three months ended June 30, 2022 from 15% for the same period in 2021, respectively.

Amortization expense in operating expenses for the six months ended June 30, 2022 was $6,784, an increase of $1,728, or 34%, from $5,056 for the six months ended June 30, 2021. Amortization expense as a percentage of revenue increased to 15% for the three months ended June 30, 2022 from 14% for the same period in 2021, respectively.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2022 was $1,085 compared to $223 for the three months ended June 30, 2021. The change in interest expense and other is primarily attributed to the decrease in fair value of the seller notes from acquisitions. Interest expense, net as a percentage of revenue was 5% for the three months ended June 30, 2022 compared to 1% for the three months ended June 30, 2021. The increase in interest expense, net in the current period is primarily due to the senior credit facility signed in the third quarter of 2021 as discussed in Note 6 - Notes Payable.

Interest expense, net for the six months ended June 30, 2022 was $1,901 compared to $447 for the six months ended June 30, 2021. The increase in interest expense, net relative to the prior year is attributable to new borrowings under our credit facility with Structural Capital Investments III LP as discussed in Note 6 - Notes Payable. Interest expense, net as a percentage of revenue was 4% and 1% for the six months ended June 30, 2022 and June 30, 2021, respectively.

Other Income, Net

Other income, net for the three months ended June 30, 2022 was $1,147 compared to $8,654 for the three months ended June 30, 2021. Other income, net as a percentage of revenue was 6% for the three months ended June 30, 2022 compared to 50% for the same period ended June 30, 2021. For the three months ended June 30, 2022, the amounts in other income, net primarily consisted of contingent liability adjustments and debt extinguishment. For the three months ended June 30, 2021, the amounts in other income, net consisted of debt extinguishment related to the Company’s Paycheck Protection Program loan.

Other income, net for the six months ended June 30, 2022 was $1,147 compared to $8,654 for the six months ended June 30, 2021. Other income, net as a percentage of revenue was 3% and 23% for the six months ended June 30, 2022 and June 30, 2021, respectively. For the six months ended June 30, 2022, the amounts in other income, net primarily consisted of contingent liability adjustments and debt extinguishment. For the six months ended June 30, 2021, the amounts in other income, net consisted of debt extinguishment related to the Company’s Paycheck Protection Program loan.

Income Taxes

For the three months ended June 30, 2022 and 2021, we recorded an income tax expense attributable to continuing operations of $74 and $298, respectively, a decrease of $224 or 75%.

For the six months ended June 30, 2022 and 2021, we recorded an income tax expense attributable to continuing operations of $104 and $403, respectively, a decrease of $299 or 74%.

Loss From Operations

We incurred a loss from operations of $5,848, or $0.29 per share, during the three months ended June 30, 2022, compared to income from operations of $4,369, or $0.20 per share, during the three months ended June 30, 2021. Loss and income from operations as a percentage of total revenues was 29% and 22% for the three months ended June 30, 2022 and 2021, respectively.

We incurred a loss from operations of $8,019, or $0.44 per share, during the six months ended June 30, 2022, compared to income from operations of $5,638, or $0.11 per share, during the six months ended June 30, 2021. Loss and income from operations as a percentage of total revenues was 20% and 6% for the six months ended June 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	June 30, 2022	December 31, 2021
Cash and cash equivalents(1)	$14,594	$13,427
(1)This balance excludes cash equivalents in funds held for clients

Working Capital. We had working capital of $14,451 at June 30, 2022, a decrease of $2,555 from working capital of $17,006 at December 31, 2021. Working capital as of June 30, 2022 and December 31, 2021 includes $2,038 and $3,750 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $7,481 for the six months ended June 30, 2022 was primarily driven by non-cash adjustments to our net loss of approximately $12,013, primarily due to depreciation and amortization. This was offset by our net loss of $8,877 and changes in operating assets and liabilities, which resulted in cash provided of $5,300. Net cash used in operating activities of $1,898 for the six months ended June 30, 2021 was driven by non-cash adjustments to our net income of approximately $1,581, primarily due to depreciation and amortization, offset by our net income of $2,166. For the six months ended June 30, 2021, changes in operating assets and liabilities resulted in a use of $5,645 in cash.

Investing Activities. Net cash used in investing activities of $21,570 for the six months ended June 30, 2022 is primarily due to our first quarter acquisition totaling $2,039 and purchases of available-for-sale securities and maturities of $19,870. Net cash provided by investing activities of $5,180 for the six months ended June 30, 2021 is primarily due to the proceeds from sales and maturities of available-for-sale securities of $1,926.

Financing Activities. Net cash used in financing activities was $32,524 for the six months ended June 30, 2022, which primarily consisted of a net decrease in client fund obligations of $32,716. Net cash used in financing activities was $117,657 for the six months ended June 30, 2021, which primarily consisted of a net decrease in client fund obligations of $113,251.

Sources of Liquidity. As of June 30, 2022, the Company’s principal sources of liquidity consisted of approximately $14,594 of cash, cash equivalents and restricted cash, together with cash generated from operations of our business over the next twelve months. Structural Capital Investments III, LP had committed to lend us up to an additional $20,000 in term loan financing to support our growth needs (the “Facility”) until March 31, 2022 which was extended to June 30, 2022. The Facility is discussed in Note 6 — Notes Payable, to the Condensed Consolidated Financial Statements. We did not elect to take an additional advance from the facility.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions; however we do believe that we have sufficient liquidity to support our business operations for at least the next twelve months. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the near future. Further, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of June 30, 2022, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2022, we were not party to any pending legal proceedings that we consider to be material to our business.

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

10.1
Amendment No. 1 to Loan and Security Agreement between Structural Capital Investments III, LP Ocean II PLO LLC and Asure Software, Inc. executed as of May 24, 2022, but made effective as of April 1, 2022.

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

101
The following materials from Asure Software, Inc.’s Condensed Quarterly Report on Form 10-Q for the three months ended June 30, 2022, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

EXHIBIT NUMBER	DESCRIPTION

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: August 8, 2022	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Date: August 8, 2022	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer