Form 10-Q
period 2022-09-30
ASURE SOFTWARE INC
filed 2022-11-07
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

512-437-2700
(Registrant’s Telephone Number, including Area Code)
3700 N. Capital of Texas Hwy #350 Austin, Texas 78746
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
As of November 4, 2022, 20,160,622 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$10,885	$13,427
Accounts receivable, net of allowance for doubtful accounts of $2,751 and $2,210 at September 30, 2022 and December 31, 2021, respectively	6,821	5,308
Inventory	323	246
Prepaid expenses and other current assets	10,658	13,475
Total current assets before funds held for clients	28,687	32,456
Funds held for clients	181,969	217,273
Total current assets	210,656	249,729
Property and equipment, net	11,364	8,945
Goodwill	86,011	86,011
Intangible assets, net	70,238	78,573
Operating lease assets, net	7,969	5,748
Other assets, net	4,886	4,136
Total assets	$391,124	$433,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,064	$1,907
Accounts payable	1,322	565
Accrued compensation and benefits	4,179	3,568
Operating lease liabilities, current	1,686	1,551
Other accrued liabilities	4,137	2,333
Contingent purchase consideration	2,299	1,905
Deferred revenue	4,173	3,750
Total current liabilities before client fund obligations	20,860	15,579
Client fund obligations	184,617	217,144
Total current liabilities	205,477	232,723
Long-term liabilities:
Deferred revenue	252	36
Deferred tax liability	1,758	1,595
Notes payable, net of current portion	31,367	33,120
Operating lease liabilities, noncurrent	6,908	4,746
Contingent purchase consideration	670	2,424
Other liabilities	130	258
Total long-term liabilities	41,085	42,179
Total liabilities	246,562	274,902
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 20,544 and 20,412 shares issued, 20,160 and 20,028 shares outstanding at September 30, 2022 and December 31, 2021, respectively	205	204
Treasury stock at cost, 384 shares at September 30, 2022 and December 31, 2021	(5,017)	(5,017)
Additional paid-in capital	432,445	429,912
Accumulated deficit	(280,170)	(266,760)
Accumulated other comprehensive loss	(2,901)	(99)
Total stockholders’ equity	144,562	158,240
Total liabilities and stockholders’ equity	$391,124	$433,142

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenue:
Recurring	$19,959	$16,374	$61,977	$51,688
Professional services, hardware and other	1,944	1,607	4,559	3,263
Total revenue	21,903	17,981	66,536	54,951
Cost of Sales	8,256	7,113	25,164	21,646
Gross profit	13,647	10,868	41,372	33,305
Operating expenses:
Sales and marketing	4,752	3,897	14,238	11,130
General and administrative	8,023	7,005	24,204	20,324
Research and development	1,230	1,505	4,523	3,972
Amortization of intangible assets	3,350	2,534	10,134	7,590
Total operating expenses	17,355	14,941	53,099	43,016
Loss from operations	(3,708)	(4,073)	(11,727)	(9,711)
Interest expense, net	(1,122)	(530)	(3,006)	(977)
(Loss) gain on extinguishment of debt	—	(342)	180	8,312
Employee retention tax credit	—	10,533	—	10,533
Other income, net	399	—	1,349	—
(Loss) Income from operations before income taxes	(4,431)	5,588	(13,204)	8,157
Income tax expense	102	260	206	663
Net (loss) income	(4,533)	5,328	(13,410)	7,494
Other comprehensive loss:
Unrealized loss on marketable securities	(1,243)	(79)	(2,802)	(287)
Comprehensive (loss) income	$(5,776)	$5,249	$(16,212)	$7,207

Basic and diluted (loss) earnings per share
Basic	$(0.22)	$0.28	$(0.67)	$0.39
Diluted	$(0.22)	$0.28	$(0.67)	$0.39

Weighted average basic and diluted shares
Basic	20,219	19,182	20,092	19,083
Diluted	20,219	19,330	20,092	19,243

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2021	20,028	$204	$(5,017)	$429,912	$(266,760)	$(99)	$158,240
Stock issued upon option exercise and vesting of restricted stock units	43	1	—	—	—	—	1
Share based compensation	—	—	—	729	—	—	729
Net loss	—	—	—	—	(3,017)	—	(3,017)
Other comprehensive loss	—	—	—	—	—	(1,063)	(1,063)
Balance at March 31, 2022	20,071	$205	$(5,017)	$430,641	$(269,777)	$(1,162)	$154,890

Stock issued upon option exercise and vesting of restricted stock units	33	—	—	—	—	—	—
Stock issued, ESPP	38	—	—	192	—	—	192
Share based compensation	—	—	—	814	—	—	814
Net loss	—	—	—	—	(5,860)	—	(5,860)
Other comprehensive loss	—	—	—	—	—	(496)	(496)
Balance at June 30, 2022	20,142	$205	$(5,017)	$431,647	$(275,637)	$(1,658)	$149,540

Stock issued upon option exercise and vesting of restricted stock units	18	—	—	—	—	—	—
Share based compensation	—	—	—	798	—	—	798
Net loss	—	—	—	—	(4,533)	—	(4,533)
Other comprehensive loss	—	—	—	—	—	(1,243)	(1,243)
Balance at September 30, 2022	20,160	$205	$(5,017)	$432,445	$(280,170)	$(2,901)	$144,562

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

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(13,410)	$7,494
Adjustments to reconcile (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	14,018	11,690
Amortization of operating lease assets	1,268	1,146
Amortization of debt financing costs and discount	531	117
Net amortization of premiums and accretion of discounts on available-for-sale securities	279	123
Provision for doubtful accounts	304	1
Provision for deferred income taxes	163	559
Gain on extinguishment of debt	(180)	(8,312)
Net realized gains on sales of available-for-sale securities	(808)	(390)
Share-based compensation	2,341	2,124
Loss (gain) on disposals of long-term assets	1	(32)
Change in fair value of contingent purchase consideration	(1,350)	(191)
Adjustment to Intangibles	23	—
Changes in operating assets and liabilities:
Accounts receivable	(1,816)	(536)
Inventory	(85)	85
Prepaid expenses and other assets	2,855	(10,916)
Operating lease right-of-use assets	(3,489)	(1,368)
Accounts payable	738	11
Accrued expenses and other long-term obligations	2,637	111
Operating lease liabilities	2,298	116
Deferred revenue	639	(2,976)
Net cash provided by (used in) operating activities	6,957	(1,144)
Cash flows from investing activities:
Acquisition of intangible asset	(2,289)	(25,526)
Purchases of property and equipment	(2,188)	(100)
Software capitalization costs	(3,219)	(3,152)
Purchases of available-for-sale securities	(33,454)	(695)
Proceeds from sales and maturities of available-for-sale securities	7,159	8,431
Net cash (used in) provided by investing activities	(33,991)	(21,042)
Cash flows from financing activities:
Proceeds from notes payable	—	29,425
Payments of notes payable	(1,688)	(15,073)
Payments of contingent purchase consideration	(9)	(1,784)
Debt financing fees	—	(878)
Net proceeds from issuance of common stock	192	526
Net change in client fund obligations	(32,527)	(146,206)
Net cash used in financing activities	(34,032)	(133,990)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(61,066)	(156,176)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	198,641	324,985
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$137,575	$168,809

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$10,885	$11,506
Restricted cash and restricted cash equivalents included in funds held for clients	126,690	157,303
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$137,575	$168,809

Supplemental information:
Cash paid for interest	$2,247	$722
Cash paid for income taxes	$246	$332
Net assets added from acquisitions	$—	$763

Non-cash investing and financing activities:
Contingent purchase consideration issued for acquisitions	$—	$3,038
Notes payable issued for acquisitions	$411	$4,386
Stock issuance for acquisitions	$—	$6,428

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2022 and the results of operations, statements of changes in stockholders’ equity for the three and nine months ended September 30, 2022 and September 30, 2021, and our statements of cash flows for the nine months ended September 30, 2022 and September 30, 2021. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the consolidated financial position or consolidated results of operations of the Company.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Restricted cash consists of cash balances which are restricted as to withdrawal or usage. As of September 30, 2022, the Company has $500 of restricted cash related to collateralizing a letter of credit issued by South State Bank in connection with our money transmission licenses.

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

As of September 30, 2022 and December 31, 2021, accumulated other comprehensive loss consisted of net unrealized gains and losses on available-for-sale securities.

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

Also in September 2021, we acquired certain assets of a payroll business (the “Second Asset Purchase Agreement”), which were used to provide payroll processing services. The aggregated purchase price for these assets was $24,150, paid as follows: (i) $15,000 was paid in cash at closing, (ii) the delivery of 523 shares of the Company’s common stock which both parties agreed had an aggregate value of $4,800 at closing, and (iii) the delivery of a promissory note of $4,350. The promissory note also includes a contingent consideration, which is contingent on certain thresholds and will be based on the trailing twelve-month revenue at September 30, 2022. Additionally, we utilized a Monte Carlo simulation to determine the fair value of the contingent consideration. For the year ended December 31, 2021, there was a measurement period adjustment to the fair value of the contingent consideration of $465. For the quarter ended September 30, 2022, there was a measurement period adjustment to the fair value of the contingent consideration of $404. For the nine months ended September 30, 2022 the fair value of the contingent consideration was $671, which will be added to promissory note in the fourth quarter of 2022. The promissory note amount as of September 30, 2022 was $4,080 due to a principal payment made during the period.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Funds held for clients
Money market funds	$3,120	$3,120	$—	$—
Available-for-sale securities	55,279	—	55,279	—
Total	$58,399	$3,120	$55,279	$—

Liabilities:
Contingent purchase consideration(1)	$2,969	$—	$—	$2,969
Total	$2,969	$—	$—	$2,969

December 31, 2021
Assets:
Funds held for clients
Money market funds	$1,116	$1,116	$—	$—
Available-for-sale securities	32,060	—	32,060	—
Total	$33,176	$1,116	$32,060	$—

Liabilities:
Contingent purchase consideration(1)	$4,329	$—	$—	$4,329
Total	$4,329	$—	$—	$4,329
(1)See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the contingent purchase consideration.

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
September 30, 2022
Restricted cash equivalents	$3,120	$—	$—	$3,120
Available-for-sale securities:
Certificates of deposit	985	4	(1)	988
Corporate debt securities	51,079	—	(2,110)	48,969
Municipal bonds	5,310	—	(435)	4,875
U.S. Government agency securities	500	—	(53)	447
Total available-for-sale securities	57,874	4	(2,599)	55,279

Total(2)	$60,994	$4	$(2,599)	$58,399

December 31, 2021
Restricted cash equivalents	$1,116	$—	$—	$1,116
Available-for-sale securities:
Certificates of deposit	1,240	7	(4)	1,243
Corporate debt securities	22,597	2	(76)	22,523
Municipal bonds	7,825	3	(24)	7,804
U.S. Government agency securities	500	—	(10)	490
Total available-for-sale securities	32,162	12	(114)	32,060

Total(2)	$33,278	$12	$(114)	$33,176

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of September 30, 2022 and December 31, 2021, there were 2 and 10 securities, respectively, in an unrealized gain position and there were 104 and 57 securities in an unrealized loss position, respectively. As of September 30, 2022, these unrealized losses were less than $99 individually and $2,601 in the aggregate. As of December 31, 2021, these unrealized losses were less than $11 individually and $114 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At September 30, 2022 and December 31, 2021, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	September 30, 2022	December 31, 2021
Restricted cash and cash equivalents held to satisfy client funds obligations	$126,690	$185,213
Restricted short-term marketable securities held to satisfy client funds obligations	7,215	5,559
Restricted long-term marketable securities held to satisfy client funds obligations	48,064	26,501
Total funds held for clients	$181,969	$217,273

Expected maturities of available-for-sale securities as of September 30, 2022 are as follows (in thousands):

One year or less	$7,215
After one year through five years	48,064
Total	$55,279

The previously reported comprehensive loss on the Condensed Consolidated Statement of Comprehensive Loss for the three-month and six-month period ended June 30, 2022, was inconsistent with the amount reported as “Other Comprehensive Loss” on the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Stockholders’ Equity as of and for the period ended June 30, 2022, which reported the correct changes in other comprehensive loss. For the three months ended June 30, 2022 the Company reported “Other Comprehensive Loss” of $7,614 versus the amount of $6,356. For the six months ended June 30, 2022 the Company reported “Other Comprehensive Loss” of $9,940 versus the amount of $10,436. The Company completed an analysis based on the guidance from Staff Accounting Bulletin No. 99 and determined that the related impacts were not material to any previously presented financial statements, and therefore decided to modify the reporting of this inconsistency on a prospective basis.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2021	Acquisitions	September 30, 2022
Goodwill	$86,011	$—	$86,011

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of September 30, 2022, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	December 31, 2021	Acquisitions	September 30, 2022
Customer relationships	$114,611	$2,360	$116,971
Developed technology	12,001	—	12,001
Reseller relationships	1,012	327	1,339
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
	$129,536	$2,687	$132,223

The gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2022 are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
September 30, 2022
Customer relationships	8.9	$116,971	$(49,427)	$67,544
Developed technology	6.6	12,001	(9,987)	2,014
Reseller relationships	7.6	1,339	(880)	459
Trade names	3.0	880	(780)	100
Non-compete agreements	5.2	1,032	(911)	121
	8.4	$132,223	$(61,985)	$70,238

December 31, 2021
Customer relationships	8.7	$114,611	$(39,535)	$75,076
Developed technology	6.6	12,001	(9,098)	2,903
Reseller relationships	7.2	1,012	(864)	148
Trade names	3.0	880	(579)	301
Non-compete agreements	5.2	1,032	(887)	145
	8.4	$129,536	$(50,963)	$78,573

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $10,134 and $7,590 for the nine months ended September 30, 2022 and 2021, respectively. Amortization expenses recorded in Cost of Sales were $889 and $1,135 for the nine months ended September 30, 2022 and 2021, respectively. There was no impairment of intangibles during the nine months ended September 30, 2022 based on the qualitative assessment performed by the Company. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of September 30, 2022 (in thousands):

2022	$3,659
2023	13,600
2024	13,339
2025	12,554
2026	9,442
2027	7,267
Thereafter	10,377
$70,238

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	September 30, 2022	December 31, 2021
Subordinated Notes Payable – Acquisitions(1)	7/1/2022 – 9/30/2026	2.00% - 3.00%	$6,946	$8,178
Senior Credit Facility	10/1/2025	12.00%	30,323	30,224
Gross Notes Payable			$37,269	$38,402
(1)See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
September 30, 2022
Current portion of notes payable	$3,274	$(210)	$3,064
Notes payable, net of current portion	33,995	(2,628)	31,367
Total	$37,269	$(2,838)	$34,431

December 31, 2021
Current portion of notes payable	$2,079	$(172)	$1,907
Notes payable, net of current portion	36,323	(3,203)	33,120
Total	$38,402	$(3,375)	$35,027

The following table summarizes the future principal payments related to our outstanding debt as of September 30, 2022 (in thousands):

2022	$231
2023	3,043
2024	6,367
2025	6,330
2026	21,298
Total	$37,269

Subordinated Notes Payable - Acquisitions

In August 2022, the Company reached an agreement with the holders of the subordinated note payable, issued in connection with the purchase of a business acquired in 2018 to settle outstanding indemnification claims for $190, which reduced the outstanding balance of the subordinated note payable (including interest) to $600. There remained no outstanding balance on the note as of September 30, 2022.

There remains an outstanding principal balance on the subordinated note payable issued in connection with the purchase of a business the Company acquired in 2020, which note matured on July 1, 2022. $634 of the principal balance was paid on July 1, 2022. A $232 payment on the principal balance was withheld as security for outstanding claims for which we are entitled to indemnification under the purchase agreement. The Company will make payment, subject to its rights of set-off under the purchase agreement, when the claims are resolved. Due to its rights under the purchase agreement and the terms of this note, the Company is not in default under the note.

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

At the onset of the agreement, we paid to the Lenders an origination fee of $500. Interest accrues on any outstanding balance at a rate equal to the greater of 9.0% or the Prime Rate, plus 5.75% (the “Basic Rate”) and is payable in advance, which as of September 30, 2022 was 12.0%. In addition, interest is paid in kind (“PIK”) at a rate of 1.00% or 1.25% based on our APR Ratio, measured on a quarterly basis. The PIK interest is added to our outstanding balance and accrues interest at the Basic Rate. Interest only payments are due until October 2023, with an option to extend until October 2024, dependent on certain financial or revenue metrics before the end of the first twenty-four months of the Facility.

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

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $2,751, were $6,821 at September 30, 2022. Receivables from contracts with customers, net of allowance for doubtful accounts of $2,210, were $5,308 at December 31, 2021. No customers represented more than 10% of our net accounts receivable balance as of September 30, 2022 and December 31, 2021, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $5,875 and $4,684 at September 30, 2022 and December 31, 2021, respectively. The amount of amortization recognized for the three and nine months ended September 30, 2022 $412 and $1,192, respectively, and for the three and nine months ended September 30, 2021 was $424 and $963, respectively.

Deferred Revenue

During the three and nine months ended September 30, 2022, revenue of $156 and $3,362, and the three and nine months ended September 30, 2021, revenue of $460 and $4,308, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2022, approximately $26,509 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 82% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three and nine months ended September 30, 2022 and 2021, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$610	$496	$1,759	$1,610
Sublease income	(15)	(11)	(84)	(32)
Net rent expense	$595	$485	$1,675	$1,578

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 8% as of September 30, 2022 and December 31, 2021, respectively. The weighted average remaining lease term is five years and five years as of September 30, 2022 and December 31, 2021, respectively.

Supplemental cash flow information related to operating leases for the nine months ended September 30 are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,561	$1,740
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$2,221	$1,279

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

2022	$559
2023	2,267
2024	2,150
2025	1,765
2026	1,230
2027	1,204
Thereafter	1,509
Total minimum lease payments	10,684
Less: imputed interest	(2,090)
Total lease liabilities	$8,594

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares available for issuance under the 2018 Plan is equal to the sum of (i) 4,350 shares, and (ii) any shares subject to issued and outstanding awards under the 2009 Plan as of the effective date of the 2018 Plan that expire, are canceled or otherwise terminate following the effective date of the 2018 Plan. We have 2,285 options and RSUs granted and outstanding pursuant to the 2018 Plan as of September 30, 2022. As of September 30, 2022, the number of shares available for issuance under the 2018 Plan is 1,439.

Share based compensation for our stock option plans for the three months ended September 30, 2022 and September 30, 2021 was $799 and $714, respectively and for the nine months ended September 30, 2022 and September 30, 2021 $2,342 and $2,124. We issued no common stock related to exercises of stock options for the three months ended September 30, 2022 and issued 9 shares of common stock related to exercises for the three months ended September 30, 2021. We issued 22 and 93 shares of common stock upon the vesting of restricted stock units, net for the three months ended September 30, 2022 and 2021, respectively.

NOTE 10 - NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options. We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options and restricted stock units of 2,285 and 2,040 for the three and nine months ended September 30, 2022 and 2021, respectively, from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic:
Net income (loss)	$(4,533)	$5,328	$(13,410)	$7,494
Weighted-average shares of common stock outstanding	20,219	19,182	20,092	19,083
Basic loss per share	$(0.22)	$0.28	$(0.67)	$0.39

Diluted:
Net income (loss)	$(4,533)	$5,328	$(13,410)	$7,494
Weighted-average shares of common stock outstanding	20,219	19,330	20,092	19,243
Diluted loss per share	$(0.22)	$0.28	$(0.67)	$0.39

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements about our financial results, which may include expected or projected U.S GAAP and non-U.S. GAAP financial and other operating and non-operating results, including, by way of example, revenue, net income, diluted earnings per share, operating cash flow growth, operating margin improvement, deferred revenue growth, expected revenue run rate, bookings, expected tax rates, stock-based compensation expenses, amortization of purchased intangibles, amortization of debt discount and shares outstanding. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, the Company’s results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to—risks associated with possible fluctuations in the Company’s financial and operating results; the Company’s rate of growth and anticipated revenue run rate, including impact of the current environment, the spread of major pandemics or epidemics (including COVID-19), interruptions to supply chains and extended shut down of businesses, political unrest, including the current issues between Russian and Ukraine, reductions in employment and an increase in business failures, specifically among our clients, the Company’s ability to convert deferred revenue and unbilled deferred revenue into revenue and cash flow, and ability to maintain continued growth of deferred revenue and unbilled deferred revenue; errors, interruptions or delays in the Company’s services or the Company’s Web hosting; breaches of the Company’s security measures; domestic and international regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; the financial and other impact of any previous and future acquisitions; the nature of the Company’s business model, including risks related to government contracts; the Company’s ability to continue to release, gain customer acceptance of and provide support for new and improved versions of the Company’s services; successful customer deployment and utilization of the Company’s existing and future services; changes in the Company’s sales cycle; competition; various financial aspects of the Company’s subscription model; unexpected increases in attrition or decreases in new business; the Company’s ability to realize benefits from strategic partnerships and strategic investments; the emerging markets in which the Company operates; unique aspects of entering or expanding in international markets, including the compliance with United States export control laws, the Company’s ability to hire, retain and motivate employees and manage the Company’s growth; changes in the Company’s customer base; technological developments; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; unanticipated changes in the Company’s effective tax rate; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; factors affecting the Company’s term loan; fluctuations in the number of Company shares outstanding and the price of such shares; interest rates; collection of receivables; factors affecting the Company’s deferred tax assets and ability to value and utilize them; the potential negative impact of indirect tax exposure; the risks and expenses associated with the Company’s real estate and office facilities space; and general developments in the economy, financial markets, credit markets and the impact of current and future accounting pronouncements and other financial reporting standards.

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

OVERVIEW

Our Business

The following review of Asure’s financial position as of September 30, 2022 and December 31, 2021, and results of operations for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our 2021 Annual Report on Form 10-K filed with the SEC on March 14, 2022. Asure’s internet website address is www.asuresoftware.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q, however we do post information on the investor relations page of our website that we believe may be of interest to our investors.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic that resulted in federal, state and local government imposed restrictions that have since been lifted. As of June 1, 2021, we have opened our offices and resumed in person work. We continue to take proactive measures, including regular cleaning of the offices, and monitoring of the Center for Disease Control guidelines for returning to work. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and clients.

In 2022, we continue to aggressively invest in sales and marketing and in research and development to drive future growth and expand our market share. Lower headcount at our clients and other pandemic-related factors, which had a negative impact on recurring revenue, combined with increased sales and marketing and research and development expenses, cumulatively had an adverse impact on our operating results for the quarter ended September 30, 2022. We expect net income to be negatively affected by the impact of the pandemic on our recurring revenue and our deliberate, increased level of investment in sales and marketing and research and development to drive the growth of our business.

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

We are unable to estimate the continuing impact the COVID-19 pandemic could have on our business and results of operations in the future due to numerous uncertainties, including the severity of the disease, the occurrence of variant strains, the duration of the outbreak, actions that may be taken by governmental authorities, the impact it may have on the business of our clients and other factors identified in Part I, Item 1A “Risk Factors” in our 2021 Annual Report on Form 10-K.

Acquisitions

On September 30, 2021, our subsidiary, Evolution Payroll Processing LLC (“EPP”), acquired certain assets of a payroll business, which were used to provide payroll processing services. The aggregate purchase price we paid for the assets was $24,150, including: (i) $15,000 in cash at closing, (ii) the delivery of 523 shares of the Company’s common stock which the parties agreed had an aggregate value of $4,800 as of September 30, 2021, and (iii) the delivery of a promissory note of $4,350. The promissory note amount as of September 30, 2022 was $4,080 due to a principal payment made during the period.

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

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in the Company’s Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	100%	100%	100%	100%
Gross profit	62%	60%	62%	61%
Sales and marketing	22%	22%	21%	20%
General and administrative	37%	39%	36%	37%
Research and development	6%	8%	7%	7%
Amortization of intangible assets	15%	14%	15%	14%
Total operating expenses	79%	83%	80%	78%
Interest expense	(5)%	(3)%	(5)%	(2)%
Other income(expense), net	2%	59%	2%	19%
Gain on extinguishment of debt	—%	(2)%	—%	15%
Loss from operations before income taxes	(20)%	31%	(20)%	15%
Net loss	(21)%	30%	(20)%	14%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 93% of total revenue in nine months ended September 30, 2022, compared to 94% in nine months ended September 30, 2021.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended September 30,		Variance
	2022	2021	$	%
Recurring	$19,959	$16,374	$3,585	22%
Professional services, hardware and other	1,944	1,607	337	21%
Total	21,903	17,981	3,922	22%

	Nine Months Ended September 30,		Variance
	2022	2021	$	%
Recurring	$61,977	$51,688	$10,289	20%
Professional services, hardware and other	4,559	3,263	1,296	40%
Total	$66,536	$54,951	$11,585	21%

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

Revenue for the three months ended September 30, 2022 was $21,903, an increase of $3,922, or 22%, from $17,981 for the three months ended September 30, 2021. Recurring revenue increase is primarily due to our acquisitions at the end of the third quarter 2021 as well as organic growth related to our Asure HCM suite of services.

Revenue for the nine months ended September 30, 2022 was $66,536, an increase of $11,585, or 21%, from $54,951 for the nine months ended September 30, 2021. Recurring revenue increase is primarily due to our acquisitions at the end of the third quarter 2021 as well as organic growth related to our Asure HCM suite of services.
Professional Services, Hardware and Other Revenues

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, and hardware devices to enhance our software products.

Professional services, hardware and other revenue increased $337, or 21%, for the three months ended September 30, 2022 from the similar period in 2021, primarily due to organic growth related to HR services and payroll tax service projects.

Professional services, hardware and other revenue increased $1,296, or 40%, for the nine months ended September 30, 2022 from the similar period in 2021, primarily due to organic growth related to HR services and payroll tax service projects.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended September 30, 2022 was $13,647, an increase of $2,779, or 26%, from $10,868 for the three months ended September 30, 2021. Gross margin as a percentage of revenue was 62% for the three months ended September 30, 2022 as compared to 60% for the three months ended September 30, 2021. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.

Consolidated gross profit for the nine months ended September 30, 2022 was $41,372, an increase of $8,067, or 24%, from $33,305 for the nine months ended September 30, 2021. Gross margin as a percentage of revenue was 62% for the nine months ended September 30, 2022 as compared to 61% for the nine months ended September 30, 2021. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.

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

Selling and marketing expenses for the three months ended September 30, 2022 were $4,752, an increase of $855, or 22%, from $3,897 for the three months ended September 30, 2021, primarily due to increase in advertising and marketing spending, as well as an increase in commissions resulting from higher bookings. Selling and marketing expenses as a percentage of revenue remained flat at 22% for the three months ended September 30, 2022 from 22% for the same period in 2021.

Selling and marketing expenses for the nine months ended September 30, 2022 were $14,238, an increase of $3,108, or 28%, from $11,130 for the nine months ended September 30, 2021, primarily due to increase in advertising and marketing spending, as well as an increase in commissions resulting from higher bookings. Selling and marketing expenses as a percentage of revenue increased to 21% for the nine months ended September 30, 2022 from 20% for the same period in 2021.

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

General and administrative expenses for the three months ended September 30, 2022 were $8,023, an increase of $1,018, or 15%, from $7,005 for the three months ended September 30, 2021, primarily attributable to increased personnel and contracting costs. General and administrative expenses as a percentage of revenue decreased to 37% for the three months ended September 30, 2022 from 39% for the same period in 2021.

General and administrative expenses for the nine months ended September 30, 2022 were $24,204, an increase of $3,880, or 19%, from $20,324 for the nine months ended September 30, 2021, primarily attributable to increased personnel and contracting costs. General and administrative expenses as a percentage of revenue decreased to 36% for the nine months ended September 30, 2022 from 37% for the same period in 2021.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended September 30, 2022 were $1,230, a decrease of $275, or 18%, from $1,505 for the three months ended September 30, 2021. The decrease in R&D expense is a result of an increase in capitalizable software expenses resulting from a focus on developmental projects. R&D expenses as a percentage of revenue decreased to 6% for the three months ended September 30, 2022 from 8% for the same period in 2021.

R&D expenses for the nine months ended September 30, 2022 were $4,523, an increase of $551, or 14%, from $3,972 for the nine months ended September 30, 2021. The increase in R&D expense is primarily attributable to an increase in investment costs. R&D expenses as a percentage of revenue remained flat at 7% for the nine months ended September 30, 2022 for the same period in 2021.

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

Amortization of Intangible Assets

Amortization expense in operating expenses for the three months ended September 30, 2022 was $3,350, an increase of $816, or 32%, from $2,534 for the three months ended September 30, 2021. Amortization expense as a percentage of revenue increased to 15% for the three months ended September 30, 2022 from 14% for the same period in 2021, respectively.

Amortization expense in operating expenses for the nine months ended September 30, 2022 was $10,134, an increase of $2,544, or 34%, from $7,590 for the nine months ended September 30, 2021. Amortization expense as a percentage of revenue increased to 15% for the nine months ended September 30, 2022 from 14% for the same period in 2021, respectively.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2022 was $1,122 compared to $530 for the three months ended September 30, 2021. The change in interest expense and other is primarily attributed to the decrease in fair value of the seller notes from acquisitions. Interest expense, net as a percentage of revenue was 5% for the three months ended September 30, 2022 compared to 3% for the three months ended September 30, 2021. The increase in interest expense, net in the current period is primarily due to our credit facility with Structural Capital Investments II LP signed in the third quarter of 2021 as discussed in Note 6 - Notes Payable.

Interest expense, net for the nine months ended September 30, 2022 was $3,006 compared to $977 for the nine months ended September 30, 2021. The increase in interest expense, net relative to the prior year is attributable to new borrowings under our credit facility with Structural Capital Investments III LP as discussed in Note 6 - Notes Payable. Interest expense, net as a percentage of revenue was 5% and 2% for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Other Income, Net

Other income, net for the three months ended September 30, 2022 was $399 compared to $10,191 for the three months ended September 30, 2021. Other income, net as a percentage of revenue was 2% for the three months ended September 30, 2022 compared to 59% for the same period ended September 30, 2021. For the three months ended September 30, 2022, the amounts in other income, net primarily consisted of contingent liability adjustments and debt extinguishment. For the three months ended September 30, 2021, the amounts in other income, net consisted of debt extinguishment related to the Company’s Paycheck Protection Program loan and amounts accrued for the Employee Retention Tax Credit.

Other income, net for the nine months ended September 30, 2022 was $1,349 compared to $18,845 for the nine months ended September 30, 2021. Other income, net as a percentage of revenue was 2% and 19% for the nine months ended September 30, 2022 and September 30, 2021, respectively. For the nine months ended September 30, 2022, the amounts in other income, net primarily consisted of contingent liability adjustments and debt extinguishment. For the nine months ended September 30, 2021, the amounts in other income, net consisted of debt extinguishment related to the Company’s Paycheck Protection Program loan and amounts accrued for the Employee Retention Tax Credit.

Income Taxes

For the three months ended September 30, 2022 and 2021, we recorded an income tax expense attributable to continuing operations of $102 and $260, respectively, a decrease of $158 or 61%.

For the nine months ended September 30, 2022 and 2021, we recorded an income tax expense attributable to continuing operations of $206 and $663, respectively, a decrease of $457 or 69%.

Net Loss

We incurred a loss of $4,533, or $0.22 per share, during the three months ended September 30, 2022, compared to net income of $5,328, or $0.28 per share, during the three months ended September 30, 2021. Loss and income as a percentage of total revenues was 21% and 30% for the three months ended September 30, 2022 and 2021, respectively.

We incurred a loss of $13,410, or $0.67 per share, during the nine months ended September 30, 2022, compared to income of $7,494, or $0.39 per share, during the nine months ended September 30, 2021. Loss and income as a percentage of total revenues was 20% and 14% for the nine months ended September 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	September 30, 2022	December 31, 2021
Cash and cash equivalents(1)	$10,885	$13,427
(1)This balance excludes cash equivalents in funds held for clients

Working Capital. We had working capital of $5,179 at September 30, 2022, a decrease of $11,827 from working capital of $17,006 at December 31, 2021. Working capital as of September 30, 2022 and December 31, 2021 includes $4,173 and $3,750 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $6,957 for the nine months ended September 30, 2022 was primarily driven by non-cash adjustments to our net loss of approximately $17,917, primarily due to depreciation and amortization. This was offset by our net loss of $13,410 and changes in operating assets and liabilities, which resulted in cash provided of $3,777. Net cash used in operating activities of $1,144 for the nine months ended September 30, 2021 was driven by non-cash adjustments to our net income of approximately $7,026, primarily due to depreciation and amortization, offset by our net income of $7,494. For the nine months ended September 30, 2021, changes in operating assets and liabilities resulted in a use of $15,473 in cash.

Investing Activities. Net cash used in investing activities of $33,991 for the nine months ended September 30, 2022 is primarily due to our first quarter acquisition totaling $2,289 and purchases of available-for-sale securities and maturities of $33,454. Net cash used in investing activities of $21,042 for the nine months ended September 30, 2021 is primarily due to the proceeds from sales and maturities of available-for-sale securities of $1,926.

Financing Activities. Net cash used in financing activities was $34,032 for the nine months ended September 30, 2022, which primarily consisted of a net decrease in client fund obligations of $32,527. Net cash used in financing activities was $133,990 for the nine months ended September 30, 2021, which primarily consisted of a net decrease in client fund obligations of $146,206.

Sources of Liquidity. As of September 30, 2022, the Company’s principal sources of liquidity consisted of approximately $10,885 of cash, cash equivalents and restricted cash, together with cash generated from operations of our business over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of September 30, 2022, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2022, we were not party to any pending legal proceedings that we consider to be material to our business.

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

101
The following materials from Asure Software, Inc.’s Condensed Quarterly Report on Form 10-Q for the three months ended September 30, 2022, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: November 7, 2022	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Date: November 7, 2022	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer