Form 10-K
period 2022-12-31
ASURE SOFTWARE INC
filed 2023-02-27
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar year ended December 31, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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

☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	☐	Yes	☒	No

Based on the closing sale price of common stock on The Nasdaq Global Select Market on June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $108,845,707 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors of the registrant are shares owned by “affiliates.”

As of February 24, 2023, 20,272,004 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ASURE SOFTWARE, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors.” These risks include, among others, the following:

•If our security measures, or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners are compromised or breached, or if personal information of our clients or their employees is accessed or obtained, our services and HCM solution may be perceived as not being secure, our brand could be damaged, our services may be disrupted, and customers may curtail or stop using our services, all of which could reduce our revenue and earnings, increase our expenses, and expose us to legal claims and regulatory actions;
•We have a history of losses, and we cannot be certain that we will achieve or sustain profitability;
•We generate a portion of our revenues by providing services to enable businesses to file for Earned Retention Tax Credits under the CARES Act and such regulations will eventually expire, which, following such expiration, will adversely impact our future revenues;
•Privacy concerns and laws and other regulations may limit the effectiveness of our applications and adversely affect our business;
•Our ability to make scheduled payments on or to refinance our existing indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control;
•The adoption of new or changes to the interpretation of existing money service business statutes and money transmitter statutes at the federal and state level could subject us to additional regulation and related expense and necessitate changes to our business model;
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
•We incur significant costs and liabilities as a result of operating as a public company, which requires substantial time by management to devote to new compliance initiatives;
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
•Our common stock has traded in low volumes and we cannot predict whether an active trading market for our common stock will develop;
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

ITEM 1.    BUSINESS

GENERAL

Asure is a provider of cloud-based Human Capital Management (“HCM”) software and services, delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer the human resource (“HR”) tools necessary to build a thriving workforce, providing the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so they can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with and to differentiate themselves with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“AsureHCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions. We offer these services directly and indirectly through our network of Reseller Partners.

From recruitment to retirement, our solutions help more than 100,000 SMBs across the United States. Approximately 15,000 of our clients are direct and the 85,000 remaining clients are indirect, as they have contracts with Reseller Partners who white label our solutions.

We strive to be the most trusted HCM resource to SMBs. We target less densely populated U.S. metropolitan cities where fewer of our competitors have a presence. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increases employee productivity while managing the employment lifecycle.

We were incorporated in 1985 as a Delaware corporation and our principal executive offices are located at 405 Colorado Street, Suite 1800, Austin, Texas 78701. Our telephone number is (888) 323-8835 and our website is www.asuresoftware.com. Information on our website is not part of this Annual Report on Form 10-K, however we do post information on the investor relations page of our website that we believe may be of interest to our investors.

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

Payroll and Tax. Asure Payroll & Tax is an integrated solution that provides a foundation for our clients’ digital HR strategy. We simplify payroll and automate and ensure compliance with the changing nature of regulations associated with payroll and taxes in all U.S. jurisdictions—from wages, benefits, overtime, and garnishments to tips, direct deposits, the Fair Labor Standard Act and federal, state, and local payroll taxes. Features include payroll taxes driven by up-to-date federal, state, and local tax tables and filing in a timely and accurate manner; adhering to annual filing requirements for Form W-2 and forms mandated by the Affordable Care Act; general ledger integration; managed garnishments and employee self-service.

Tax Management Solutions. Asure provides innovative payroll tax processing software and service solutions for the payroll service industry, mid-market and large corporate employers. With several scalable software and service options, from traditional full-service outsourcing to SaaS solutions, the extensive product line offers companies the ability to select a payroll tax solution that suits their needs. Asure’s Tax Management solutions also support bulk filing and processing of Employee Retention Tax credits.

Human Resource Compliance. Asure handles HR complexities that SMBs face, including employee self-service, applicant tracking, onboarding and compliance with federal, state and local regulations. Asure provides three core levels of HR services: (i) HR support, which provides an on-demand HR resource library, phone and email support for any HR issues and compliance and policy updates; (ii) Strategic HR, which provides more in-depth support for strategic HR decision making; and (iii) Total HR, which provides a complete HR outsourcing solution.

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

Asure Marketplace. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Asure has developed a large set of pre-built applications that businesses can connect with and has developed integrations with partners to exchange capabilities and data. These integrations enable businesses to communicate seamlessly and support a wide range of business-to-business and business-to-consumer applications. Business applications can include income verification and earned wage access. We are currently developing consumer applications and expect such applications to be a component of the marketplace in the future.

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

Asure is particularly focused on developing product capabilities that involve the movement and reconciliation of money. We plan to enhance our Treasury Management software position, which we expect to leverage macro trends in the payroll industry including same-day-pay, pay advances, and employee payments in the currency of their choice – including crypto currencies. We believe these money movement capabilities will also create new product opportunities similar to stored value cards and an “Asure Wallet” which may allow us to hold and invest larger sums of payroll funds for a longer period of time.

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

We compete with companies that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but there is increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Competitors in the HCM market tend to fluctuate, however, Asure’s main competitors are ADP, Paychex, UKG, Paylocity, Paycor, Paycom, Ceridian, Namely, and Gusto. Primary competitors to Asure Time & Attendance include UKG, Paychex, ADP and Time Simplicity. Primary competitors to our tax management solutions are Ceridian and ADP.

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

Some of our competitors, both current and future, may have greater financial, technical and marketing resources than us and therefore may be able to respond more quickly to new or emerging technologies and changes in client requirements. As a result, they may compete more effectively on price and other terms. Additionally, those competitors may devote greater resources in developing products or in promoting and selling their products to achieve greater market acceptance. We are actively taking measures designed to address competitive challenges, and clients tend to recognize the benefits of working with an established and publicly traded partner versus a start-up or transitional vendor. However, we cannot ensure that we will be able to achieve or maintain a competitive advantage with respect to any of these competitive factors.

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

SALES ENABLEMENT

We continue to invest in sales enablement tools, processes, and best-practice training of our sales organization. We have implemented and continue to optimize an end-to-end lead generation process that generates leads from marketing activities and captures and tracks all digital click behavior of the lead in our marketing automation software and customer relation management. We follow up with leads and take all through a qualification process that ends in a closed loop of either won/lost opportunities or leads that get passed back to marketing for further nurturing. Sales Enablement staff support sales with product training, client and prospect demonstrations, and marketing webinars as well as best practices in modern selling that leverages email, social media, and online video.

INDUSTRY REGULATION

Many of our solutions are designed to assist clients with their compliance with certain U.S. laws and regulations that apply to them, particularly in their capacity as employers under state and federal laws. Failure to comply with existing laws or regulations or to anticipate and incorporate new laws and regulations into our services to remain compliant could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

Data privacy and security of data is subject to strict regulatory oversight. The laws governing the collection, processing, and storage of personal and sensitive data differ between jurisdictions and differ based on the type of data collected. We collect and process the personal and sensitive information of clients, clients of our Reseller Partners, employees of our clients and Reseller Partners, vendors, and our own employees. In general, data that we process and store includes personally identifying information such as names, addresses, social security numbers, bank account information. As part of our time and attendance products, data that we process and store includes biometric data. We are, therefore, subject to certain compliance obligations under federal, state, and foreign privacy and data security-related laws. For instance, in the United States, the Health Insurance Portability and Accountability Act of 1996, including the related data security provisions, applies to our flexible spending account services. We are also subject to federal and state security, privacy, and security breach notification laws with respect to personal and sensitive data as defined under such laws. Such state and federal laws include laws such as the California Consumer Privacy Act of 2018, as amended and the Illinois Biometric Information Privacy Act and rules and regulations promulgated under the Federal Trade Commission. Other states, including Colorado, Connecticut, Virginia, and Utah, have recently enacted new data privacy laws. The Virginia Consumer Data Protection Act became effective in January 2023. The remainder of the new legislation becomes effective mid to late 2023. These new laws track significant portions of existing laws but include differences that may or may not increase our compliance burden. We have a small number of end-user clients located in the European Union using our time and attendance software. Accordingly, the EU’s General Data Protection Regulation applies to the collection, processing, and storage of applicable sensitive and personal data. In some instances, these laws provide for civil penalties for violations and private rights of action for data breaches or other violations of the law. Moreover, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on the Company through increased costs or restrictions on our businesses, and noncompliance could result in regulatory penalties and significant legal liability. Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations, or financial condition; or have other adverse consequences.

As part of our payroll and payroll tax solutions, we move funds from clients’ accounts to employees, taxing authorities, and other payees. Over the past few years, a number of state regulators have expanded their interpretation of state money transmission and money service business statutes to include these standard payroll processing activities, necessitating our registering in certain jurisdictions as a money transmitter. We are licensed as a payroll processor in jurisdictions requiring licensure of payroll processors. We pursue licensure as a money transmitter in jurisdictions that require payroll processors to be licensed under state money transmission laws. We are also planning to pursue money transmission licenses in jurisdictions that have not yet made a determination as to whether their money transmitter statutes apply to payroll processors. Money transmission activities may be subject to anti-money laundering laws at the state and federal levels. The applicable laws may include: the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000, which apply to money services businesses, and all related laws and regulations, including the requirement to verify customer identification and report suspicious activities to applicable authorities.

Many of our solutions assist clients in complying with certain U.S. laws and regulations that apply to them, particularly in the human resources and employment law areas such as wage payment laws, state payroll tax filing and reporting, employee onboarding, and compliance with the IRS rules governing employers including tax withholdings, payroll tax filing and the preparation of Form W-2. Our HCM solutions assist clients with managing their compliance with other laws, including help to meet their obligations as a plan sponsor under COBRA; sponsor and administer compliant Flexible Spending Account Plans; and provide compliant Consumer Health Care Plans, such as Health Savings Accounts and Health Reimbursement Accounts. Our Tax Management solutions also support bulk filing and processing of Employee Retention Tax credits, which is new legislation that is part of the CARES Act.

TRADEMARKS

We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office. Asure’s other core federally registered trademarks include AsureForce®, AsureHCM® and Evolution®.

EMPLOYEES

As of December 31, 2022, we had a total of 501 employees, 493 of which are full-time employees. The headcount by department includes 102 in research and development, 147 in sales and marketing, 195 in customer service and technical support, and 57 in finance, human resources and administration.

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

RISKS RELATED TO OUR BUSINESS

If our security measures, or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners are compromised or breached, or if personal information of our clients or their employees is accessed or obtained, our services and HCM solution may be perceived as not being secure, our brand could be damaged, our services may be disrupted, and customers may curtail or stop using our services, all of which could reduce our revenue and earnings, increase our expenses, and expose us to legal claims and regulatory actions.

Our solution involves the collection, storage and transmission of clients’ and their employees’ confidential and proprietary information, including personal identifying information such as social security numbers and HIPAA data with respect to our consumer health care administration services, as well as financial and payroll data. This type of data is highly sensitive and is regulated by laws in all jurisdictions governing the security and privacy of personal information. HCM software is often targeted in cyber-attacks, including computer viruses, worms, phishing attacks, malicious software programs and other information security breaches due to the sensitive nature of the data, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our clients’ sensitive data or otherwise disrupt our clients’ or other third parties’ business operations. If cybercriminals are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our clients’ sensitive data may be compromised, as well as our intellectual property and other confidential business information.

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

Although we have security measures in place to protect client information and prevent data loss and other security breaches, these measures could be breached as a result of third-party action, employee error, third-party or employee malfeasance or otherwise. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, we may not be able to anticipate these techniques and implement adequate preventative or protective measures. In addition, our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing.

While we currently maintain a cyber liability insurance policy, the coverage limits of our cyber liability insurance may be inadequate or coverage under our cyber liability insurance policy may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations. Moreover, if a high profile security breach occurs with respect to another SaaS provider in our market, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain clients or attract new ones. Any actual or perceived breach of our security could damage our reputation, cause existing clients and resellers to terminate our services, prevent future clients from doing business with us and result in regulatory liability and third-party liability, any of which could adversely affect our business and results of operations.

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

We have historically incurred losses since our inception. We experienced a net loss from continuing operations of $(14.5) million in the fiscal year ended December 31, 2022. At December 31, 2022, our accumulated deficit was $281.2 million and total stockholders’ equity was $145.1 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Such expenses include among others, transaction costs associated with acquisitions, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control, including the impact of the current economic environment. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

We generate revenues by providing services to enable businesses to file for Employee Retention Tax Credits under the CARES Act and such regulations will eventually expire, which, following their expiration, will adversely impact our revenues.

Since the introduction of the Employee Retention Tax Credits in 2021, we have received a signification portion of our tax processing revenues from the support we provide our customers in filing for Employee Retention Tax Credits and we expect revenues from these services to continue to be a significant portion of our tax processing revenues while the Employee Retention Tax Credits are available. Employee Retention Tax Credits are expected, at this time, to expire in 2025; however it is possible that the government could revoke the program prior to its scheduled expiration. Given this, investors should not expect our tax processing revenues from ERTC filings to continue beyond 2025, and any earlier expiration or revocation of the ERTC program will have an adverse effect on our financial condition and results of operation. Further, we have entered into deferred payment arrangements with some referral partners whereby collections from the customer are expected to be received upon the customer’s future receipt of their tax credit. Given the deferred nature of such receipts there is risk pertaining to our ability to collect such amounts in the future. In certain situations, the tax authorities could have the ability to challenge the validity of a business’ filing or could challenge our calculations or find other deficiencies in our filings that could expose us to uncertain penalties or damages. Our current outlook envisions continued revenues from ERTC.

Privacy concerns and laws and other regulations may limit the effectiveness of our applications and adversely affect our business.

Our products are subject to various complex laws and regulations on the federal, state and local levels, including those governing data security and privacy. The regulatory framework for privacy issues is rapidly evolving and will remain uncertain as more jurisdictions adopt laws and regulations regarding the collection, processing, storage and disposal of personal information. In the United States, the laws include regulations promulgated by the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, state data breach notification laws, and state security and privacy laws such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (the “CCPA”) and the Illinois Biometric Information Privacy Act (“IBIPA”) governing biometric data. Some of these laws, such as the CCPA and IBIPA, grant consumers private right of actions for data breaches or violations as applicable. Additionally, The Virginia Consumer Data Protection Act became effective January 2023. Colorado legislation becomes effective mid to late 2023. These laws track significant portions of existing laws but include differences that may or may not increase our compliance burden.

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

Furthermore, certain of our products use client data to provide value to our solutions, aid in efficiency and reduce human error. Evolving privacy requirements and privacy concerns could restrict our ability to store and process data, which may impact our ability to offer our services thereby reducing demand. Enforcement actions and investigations could also impact us through increased costs, regulatory penalties, or restrictions on our business.

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

The adoption of new money transmitter or money service business statutes in new jurisdictions, changes in regulators’ interpretations of existing statutes, or disagreement by regulators of our interpretation of such statutes or regulations could require additional registrations or licensing, limit certain of our business activities until we are properly licensed and expose us to financial penalties. These occurrences could also require change to the manner in which we conduct some aspects of our money movement business, client funds investment strategy or our overall business strategy. Although we maintain that we are not a money service business or money transmitter, we have proactively registered in some jurisdictions due to regulatory changes and have adopted an Anti-Money Laundering Policy and compliance program designed to mitigate the risk of our services and application being utilized for illegal purposes including money laundering and to assist in detecting fraud. Under the statutes governing our money transmitter licenses, we are subject to routine examinations from the regulatory agencies overseeing these licenses. If these examinations reveal violations of the money transmitter license and those violations cannot be remediated, we may be subject to civil and criminal fines and penalties and we could lose our license to provide our services in those jurisdictions, all of which could have a material adverse effect on our business. Further, should states or jurisdictions where we are not licensed or pursuing licenses determine that that we are a money service business or money transmitter, we could be subject to civil and criminal fines, penalties, registration fees, cost of surety bonds or other security, reputational damage and other negative consequences that may have an adverse effect on our financial condition.

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

Our payroll processing service involves moving significant funds from our clients’ account to employees and taxing authorities. We debit our clients’ accounts prior to disbursements; however, due to ACH banking regulations, funds previously credited to our accounts could be reversed after our payment of amounts due to employees and taxing authorities. Therefore, the risk exists that a client’s funds will be insufficient to cover the amount paid on its behalf. Should such clients default on their obligations, we might be required to advance substantial funds to cover such obligations. Additionally, we may be the target of deliberate fraud with fraudsters attempting to exploit the payroll payment process by posing as legitimate businesses and deliberately underfunding their payroll obligations. If required to advance substantial amounts of funds to cover payment obligations of our clients, we may need to seek additional sources of short-term liquidity, which may not be available on reasonable terms, which could have a material, adverse effect on our business, financial condition and results of operations.

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

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets, including goodwill. Goodwill and identifiable intangible assets together accounted for approximately 36% of the total assets on our balance sheet as of December 31, 2022. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Any future impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, operating results and financial condition.

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

Our future performance depends largely on our ability to continually and effectively attract, train, retain, motivate and manage highly qualified and experienced individuals, specifically in our finance function. In the last year, we had significant turnover in our finance and accounting team, including tax, SEC reporting, treasury and audit functions, thereby resulting in a lack of institutional knowledge as to our financial operations. While none of these former employees left us due to any disagreement with management over the financial statements, the loss of these individuals impacts the continuity of our financial reporting and related internal controls. If we are unable to retain and successfully integrate the current employees serving in these roles, it could have a material impact on our business and financial results.

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

The use of open-source software in our products may expose us to additional risks and harm our intellectual property rights. There have been claims in the past challenging the ownership of open-source software against companies that incorporate such software into their products or applications. As a result, we could be subject to intellectual property related claims around ownership rights to what we believe to be open-source software. In addition, if we were to combine our applications with open-source software in a certain manner, we could, under certain of the open-source licenses, be required to release the source code of our applications. If we inappropriately use open-source software, we may be required to redesign our applications, discontinue the sale of our applications or take other remedial actions, which could adversely impact our business, operating results or financial condition.

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

Our software and solutions may not function adequately, which could damage our reputation and give rise to claims against us, which could harm our business and operating results.

Our software and solutions are complex and operate in an environment of intricate federal, state and local regulations that pertain to human resources, taxes, payroll, benefits and other areas of the Human Capital Management marketplace. To the extent to which our software contains defects or errors our clients might assert claims against us in the future alleging that they suffered damages due to a defect, error or other failure of our software or solutions.

While our agreements with our clients may contain provisions intended to limit our exposure to such claims, they may not be effective in limiting our exposure. A successful claim for product or service liability brought against us could result in substantial cost to us. We maintain insurance to cover such claims, however, it may be inadequate or may not be available in the future on acceptable terms or at all. In addition, the cost of defending a suit, regardless of its merit, could be costly and divert management’s attention.

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

Adverse tax laws or regulations could be enacted, or existing laws could be applied to us or our clients, which could increase the costs of our services and adversely impact our business.

The application of federal, state, and local tax laws to services provided electronically often involve complex issues and significant judgment. New laws or changes to existing income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments could adversely affect our business, results of operations and financial condition due to the inherent cost increase. Moreover, each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, we may voluntarily engage state tax authorities to determine how to comply with that state’s rules and regulations. We cannot, however, assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we might be liable for past taxes and the associated interest and penalty charges, in addition to taxes going forward, which will adversely affect our business, sales activity, results of operations and financial condition.

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

The market price of our common stock has in the past been and is likely to continue in the future to be, volatile. During the fiscal year ended December 31, 2022, the Nasdaq closing price of one share of our common stock fluctuated from a low of $5.04 to a high of $10.50. During the fiscal year ended December 31, 2021, the Nasdaq closing price of one share of our common stock fluctuated from a low of $7.22 to a high of $9.80. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

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

On October 28, 2009, stockholders of record at the close of business on that date received a dividend of one right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A junior participating preferred stock of the Company (the “Preferred Stock”), at a price of $11.63 per one thousandth of a share of Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the Distribution Date referred to below. The description and terms of the Rights are set forth in the Third Amended and Restated Rights Agreement between the Company and American Stock Transfer & Trust Company LLC, dated as of October 28, 2022, which extended the expiration date of the Rights to October 28, 2025.

The Third Amended and Restated Rights Agreement imposes a significant penalty upon any person or group that acquires 4.9% or more (but less than 50%) of our then-outstanding common stock without the prior approval of the board of directors. Stockholders who own 4.9% or more of our then-outstanding common stock as of the close of business on the Record Date will not trigger the Third Amended and Restated Rights Agreement so long as they do not increase their ownership of the common stock after the Record Date by more than one-half of 1% of the then-outstanding common stock. A person or group that acquires shares of our common stock in excess of the above-mentioned applicable threshold, subject to certain limited exceptions, is called an “Acquiring Person.” Any rights held by an Acquiring Person are void and may not be exercised. The Rights will not be exercisable until 10 days after a public announcement by us that a person or group has become an Acquiring Person. On the date (if any) that the Rights become exercisable (the “Distribution Date”), each Right would allow its holder to purchase one one-thousandth of a share of Preferred Stock for a purchase price of $11.63. In addition, if a person or group becomes an Acquiring Person after the Distribution Date or already is an Acquiring Person and acquires more shares after the Distribution Date, all holders of Rights, except the Acquiring Person, may exercise their rights to purchase a number of shares of the common stock (in lieu of Preferred Stock) with a market value of twice the Exercise Price, upon payment of the purchase price.

The Rights will expire on the earliest of (a) October 28, 2025, (b) the exchange or redemption of the Rights, (c) consummation of a merger or consolidation or sale of assets resulting in expiration of the Rights, (d) the consummation of a reorganization transaction entered that the board of directors determines will help prevent an “Ownership Change,” as defined in Section 382 of the Code and protect our net operating losses, (e) the repeal of Section 382 of the Internal Revenue Code or any successor statute, or any other change, if the board of directors determines the Third Amended and Restated Rights Agreement is no longer necessary for the preservation of tax benefits, or (f) the beginning of a taxable year to which the board of directors determines that no tax benefits may be carried forward.

We may, at our option and with the approval of the board of directors, at any time prior to the close of business on the earlier of (i) the tenth day following the first date of public announcement by us or an Acquiring Person that an Acquiring Person has become such or such later date as may be determined by action of a majority of the members of the board of directors then in office and publicly announced by us or (ii) October 28, 2025, redeem all but not less than all the then outstanding Rights at a redemption price of $0.067 per Right (such redemption price being herein referred to as the “Redemption Price”). We may, at our option, pay the Redemption Price either in common stock (based on the current per share market price thereof) or cash; provided, that if the board of directors authorizes redemption of the Rights on or after the time a person becomes an Acquiring Person, then such authorization shall require the concurrence of a majority of the members of the board of directors then in office. In addition, after a person becomes an Acquiring Person the board of directors may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates), in whole or in part, at an exchange ratio of one common share per Right (subject to adjustment).

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal offices are located in Austin, Texas where we occupy approximately 9,500 square feet of office space. We also lease office suites in California, Florida, Nebraska, New Jersey, New York, Tennessee and Vermont.

Management believes that the leased properties described above are adequate to meet Asure’s current operational requirements and can accommodate further physical expansion of office space as needed.

ITEM 3.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2022, we were not party to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market under the symbol “ASUR.”

HOLDERS

As of February 24, 2023, we had approximately 253 stockholders of record of our common stock.

UNREGISTERED SALE OF EQUITY SECURITIES

There were no unregistered sales of equity securities by us during the year ended December 31, 2022 that were not reported in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2022 with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Release of Nonvested RSUs	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(3)
Equity Compensation Plan Approved by Stockholders(1)	$2,212	$7.30	$2,343
Equity Compensation Plans Not Approved by Stockholders(2)	—	—	—
Total	$2,212	$7.30	$2,343
(1)Consists of stock option and restricted stock unit awards granted under our 2018 Incentive Award Plan.
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

We strive to be the most trusted HCM resource to small and medium-sized businesses (“SMBs”) and are focused on less densely populated U.S. metropolitan cities where fewer of our competitors have a presence. We sell our solutions through both direct and partner channels. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. Asure has two types of partners: Reseller Partners that white label our products while providing value-added services to their clients (our indirect clients) and Referral Partners that provide us with SMB leads but do not resell our solutions.

As of December 31, 2022, Asure had more than 100,000 clients, split between approximately 15,000 direct and the remaining 85,000 indirect clients who have contracts with Reseller Partners.

Asure has several forms of revenue that result from our business model:

Software-as-a-service revenue is generated when clients utilize our product suite for their recurring human resource needs—primarily payroll, tax, HR compliance, time and attendance, and AsureMarketplace™. This also contains revenue generated from quarterly and annual reporting requirements to local, state and federal regulatory agencies. Examples include Form W-2 and reporting mandated by the Affordable Care Act (the “ACA”).

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

Professional services revenue is generated from our clients’ needs that would normally be fulfilled by an internal payroll system or human resources department.

Our tax management solutions revenue is derived from providing clients with innovative payroll tax processing software and service solutions and includes revenue generated from Employee Retention Tax Credit tax filing activity related to the CARES Act.

Interest from client funds is generated when we gain possession of funds intended to be disbursed based on the clients’ needs. We invest the monies in short and long-term securities that may be held to maturity before disbursement.
2022 Highlights

•Consolidated revenue of $95,828 for 2022, representing a 26% increase over revenue in 2021

•Launch of AsureMarketplace™, to automate interactions between Asure’s HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees.

OPERATING SEGMENT

We operate as one operating segment. Operating segments are defined as components of an enterprise for which the chief operating decision maker, who in our case is the Chief Executive Officer, in deciding how to allocate resources and assess performance, evaluates separate financial information regularly. Over the last seven years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the human capital management market. Our business operates in one operating segment because our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Because we operate as one operating segment, all required financial segment information can be found in the Consolidated Financial Statements.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in the Company’s Consolidated Statements of Comprehensive (Loss) Income:

	Year Ended December 31,
	2022	2021
Revenues	100%	100%
Gross profit	65%	61%
Sales and marketing	21%	20%
General and administrative	35%	36%
Research and development	6%	7%
Amortization of intangible assets	14%	14%
Total operating expenses	77%	78%
Interest expense and other, net	(5)%	(3)%
Gain on extinguishment of debt	—%	11%
Employee retention tax credit	—%	14%
Gain (loss) from operations before income taxes	(15)%	5%
Net income (loss)	(15)%	4%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 90% of total revenue in the year ended 2022, compared to 93% in 2021.

Our revenue was derived from the following sources (in thousands):

	Year Ended December 31,		Variance
	2022	2021	$	%
Recurring	$86,222	$71,078	$15,144	21%
Professional services, hardware and other	9,606	4,986	4,620	93%
Total	$95,828	$76,064	$19,764	26%

Recurring Revenues

Recurring revenues include fees for our payroll, payroll tax, tax management, time and labor management, HR compliance services, AsureMarketplace and other Asure solutions as well as fees charged for form filings and delivery of client payroll checks and reports. These revenues are derived from fixed amounts charged per billing period and sometimes an additional fee per employee or transaction processed. We do not require clients to enter into long-term contractual commitments for our services. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We also generate recurring revenue from our Reseller Partners that license our solutions. Because recurring revenues are based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues increase as our clients hire more employees. Recurring revenues are recognized in the period services are rendered.

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

This revenue line also includes interest earned on funds held for clients as well as revenues generated via fixed fee arrangements for provisioning and filing for ERTC credits. Interest earned is generated from funds we collect from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper, fixed income securities and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. The amount of interest we earn from the investment of client funds is also impacted by changes in interest rates. Asure also generates revenues from provisioning and filing for Earned Retention Tax Credits. Revenue generated for such activity is based on multi-year contracts with volume commitments and is recorded as recurring revenues.

Recurring revenue for the year ended December 31, 2022 was $86,222, an increase of $15,144, or 21%, from $71,078 for the year ended December 31, 2021. Recurring revenue increased due to organic growth within our client base, the impact of acquisitions, higher interest revenue and from the AsureMarketplace™.

Professional Services, Hardware and Other Revenues

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products as well as ERTC revenues that are transactional in nature.

Professional services, hardware and other revenue increased $4,620, or 93%, for the year ended December 31, 2022 from the similar period in 2021, due to higher ERTC revenues.

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

Gross Profit and Gross Margin

Consolidated gross profit for the year ended December 31, 2022 was $62,510, an increase of $15,946, or 34%, from $46,564 for the year ended December 31, 2021. Gross margin as a percentage of revenue was 65% for the year ended December 31, 2022 as compared to 61% for the year ended December 31, 2021. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations.

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

Selling and marketing expenses for the year ended December 31, 2022 were $20,260, an increase of $4,812, or 31%, from $15,448 for the year ended December 31, 2021, primarily due to increased personnel costs, higher sales commissions owing to increased revenues and higher advertising expense. Selling and marketing expenses as a percentage of revenue increased to 21% for the year ended December 31, 2022 from 20% for the same period in 2021.

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

General and administrative expenses for the year ended December 31, 2022 were $33,924, an increase of $6,204, or 22%, from $27,720 for the year ended December 31, 2021, primarily attributable to increased personnel, contracting and bank charges. General and administrative expenses as a percentage of revenue decreased to 35% for the year ended December 31, 2022 from 36% for the same period in 2021.

We continue to drive efficiencies within our payroll operations by continually reevaluating our vendor relationships.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the year ended December 31, 2022 were $6,147, an increase of $737, or 14%, from $5,410 for the year ended December 31, 2021. The increase in R&D expense is primarily attributable to an increase in personnel costs. R&D expenses as a percentage of revenues decreased to 6% for the year ended December 31, 2022 from 7% for the same period in 2021.

We will continue to enhance our products and technologies through expansion of our technological resources by increasing headcount and development partnerships, as well as through organic improvements and acquired intellectual property. We will continue to expand the breadth of integration between our solutions, allowing direct clients and resellers the ability to easily add and implement components across our entire solution set. We believe that our expanded investment in product, engineering, SaaS hosting, mobile and hardware technologies lay the groundwork for broader market opportunities and represents a key aspect of our competitive differentiation. Native mobile applications, common user interface, expanded web service integration and other technologies are all part of our initiatives.

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

Amortization of Intangible Assets

Amortization expense in operating expenses for the year ended December 31, 2022 was $13,486, an increase of $2,538, or 23%, from $10,948 for the year ended December 31, 2021. Amortization expense as a percentage of revenue was 14% for the years ended December 31, 2022 and 2021, respectively.

Interest Expense and Other, Net

Interest expense and other, net for the year ended December 31, 2022 was an expense of $4,438 compared to an expense of $2,038 for the year ended December 31, 2021. The increase in interest expense and other, net relative to the prior year is attributable to higher average borrowings under our credit facility with Structural Capital Investments III LP. Interest expense and other, net as a percentage of revenue was an expense of 5% and 3% for the years ended December 31, 2022 and December 31, 2021, respectively. Interest expenses for the year ended December 31, 2022 and 2021 is composed primarily of interest expense on notes payable.

Gain on Extinguishment of Debt

There was no gain on extinguishment of debt for the year ended December 31, 2022, compared with a gain of $8,312 for the year ended December 31, 2021. The gain in 2021 was primarily related to the forgiveness of an unsecured Paycheck Protection Program (“PPP”) loan from Pinnacle Bank (the “Lender”) under the Coronavirus Aid, Relief and Economic Security Act. In June 2021, we received notice from our Lender that the Small Business Administration (“SBA”) had approved our application for forgiveness of our PPP loan. The amount forgiven was $8,654.

Employee Retention Tax Credit

There was no Employee Retention Tax Credit (“ERTC”) recorded for the year ended December 31, 2022. An ERTC of $10,533 was recorded in the year ended December 31, 2021. The ERTC is a refundable tax credit against certain employment taxes provided under the CARES Act. We qualified for the ERTC in 2021 and recorded an aggregate benefit of $10,533 in the third quarter of 2021.

Income Taxes

For the year ended December 31, 2022 and 2021, we recorded an income tax expense attributable to continuing operations of $112 and $802, respectively, a decrease of $690 or 86%.

Income (Loss) From Operations

We incurred a loss from operations of $(14,466), or $(0.72) per share, during the year ended December 31, 2022, compared to income from operations of $3,193, or $0.17 per share, during the years ended December 31, 2021. Loss and income from operations as a percentage of total revenues was (15)% and 4% for the years ended December 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	December 31, 2022	December 31, 2021
Cash and cash equivalents(1)	$17,010	$13,427
(1)This balance excludes cash equivalents in funds held for clients

Working Capital. We had working capital of $8,093 at December 31, 2022, a decrease of $8,913 from working capital of $17,006 at December 31, 2021. Working capital as of December 31, 2022 and December 31, 2021 includes $8,461 and $3,750 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $13,674 for the year ended December 31, 2022 was primarily driven by non-cash adjustments to our net loss of approximately $22,875. This was offset by changes in operating assets and liabilities, which resulted in cash provided of $5,265. Net cash provided by operating activities of $1,378 for the year ended December 31, 2021 was driven by non-cash adjustments to our net income of approximately $12,975, primarily due to depreciation and amortization, offset by our net income of $3,193. For the year ended December 31, 2021, changes in operating assets and liabilities resulted in a use of $14,790 in cash.

Investing Activities. Net cash used in investing activities of $35,999 for the year ended December 31, 2022 is primarily due to purchases of available-for-sale securities of $37,232. Net cash used in investing activities of $36,970 for the year ended December 31, 2021 is primarily due to the purchase and sale of available-for-sale securities as well as acquisitions.

Financing Activities. Net cash used in financing activities was $12,376 for the year ended December 31, 2022, which primarily consisted of a net decrease in client fund obligations of $11,055 and payments of notes payable of $1,688. Net cash used in financing activities was $90,650 for the year ended December 31, 2021, which primarily consisted of a net decrease in client fund obligations of $103,434.

Sources of Liquidity. As of December 31, 2022, the Company’s principal sources of liquidity consisted of approximately $17,010 of cash, cash equivalents and restricted cash, and cash generated from operations of our business over twelve months, and $3,457 of Employee Retention Tax Credit cash received as of December 31, 2022. Additionally, $7,076 of Employee Retention Tax Credit cash was received subsequent to December 31, 2022.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. However, we believe to have sufficient liquidity as of December 31, 2022 to support our business operations for the next 12 months. We may need to raise additional capital in the future in order to grow our existing software operations and to seem additional strategic acquisitions in the near future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all.

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

The terms of our contracts with customers range from month to month for some Asure HCM direct clients to longer terms ranging from one to three years, some of which are renewable for successive terms. A SaaS/software subscription arrangement may also include hardware, setup and implementation services. Revenue allocated to the SaaS/software subscription performance obligations are recognized on an output basis ratably as the service is provided over the non-cancellable term of the SaaS/subscription service and are reported as Recurring revenue on the Consolidated Statements of Comprehensive Income (Loss). Revenues generated via fixed fee arrangements for provisioning and filing for Employee Retention Tax Credits with referral partners are also recorded as recurring revenue. Revenue allocated to other performance obligations included in the arrangement is recognized as outlined in the paragraphs below.

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

Our professional services offerings typically include data migration, set up, training, and implementation services. Set up and implementation services typically occur at the start of the software arrangement while certain other professional services, depending on the nature of the services and customer requirements, may occur several months later. We can reasonably estimate professional services performed for a fixed fee and we recognize allocated revenue on an output basis on a proportional performance basis as the service is provided. We recognize allocated revenue on an output basis for professional services engagements billed on a time and materials basis as the service is provided. We recognize allocated revenue on an output basis on all other professional services engagements upon the earlier of the completion of the service’s deliverable or the expiration of the customer’s right to receive the service. Revenues generated for provisioning and filing for ERTC credits that are based on percentage of recovery are recorded as professional services revenues. Revenue recognized from professional services offerings are reported as Professional service revenue on the Consolidated Statements of Comprehensive Income (Loss).

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

Deferred revenue includes amounts invoiced to customers in excess of revenue we recognize, and is comprised of deferred SaaS/software, HaaS, Maintenance and support, Professional services revenue and ERTC revenue. We recognize deferred revenue when we complete the service and over the terms of the arrangements, primarily ranging from one to three years.

Intangible Assets and Goodwill

We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the continuation of customer relationships and renewal of customer contracts. U.S. generally accepted accounting principles (“GAAP”) require that we not amortize intangible assets other than goodwill with an indefinite life until we determine their life as finite. We must amortize all other intangible assets over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to nine years. We have assessed the fair value of our customer relationship intangible assets as of December 31, 2022, we do not believe these to be impaired, as the carrying value of the customer relationship intangible assets are recoverable through the associated project cash flows.

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. There was no impairment of goodwill in either 2022 or 2021.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation and counterparty risks, as well as risks relating to changes in the general economic conditions. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by principally collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including U.S. treasury securities and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Asure Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California
February 27, 2023

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$17,010	$13,427
Accounts receivable, net of allowance for doubtful accounts of $3,248 and $2,210 at December 31, 2022 and December 31, 2021, respectively	12,123	5,308
Inventory	251	246
Prepaid expenses and other current assets	10,304	13,475
Total current assets before funds held for clients	39,688	32,456
Funds held for clients	203,588	217,376
Total current assets	243,276	249,832
Property and equipment, net	11,439	8,945
Goodwill	86,011	86,011
Intangible assets, net	66,594	78,573
Operating lease assets, net	7,065	5,748
Other assets, net	5,523	4,136
Total assets	$419,908	$433,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$4,106	$1,907
Accounts payable	2,194	565
Accrued compensation and benefits	5,791	3,568
Operating lease liabilities, current	1,860	1,551
Other accrued liabilities	3,728	2,436
Contingent purchase consideration	2,955	1,905
Deferred revenue	8,461	3,750
Total current liabilities before client fund obligations	29,095	15,682
Client fund obligations	206,088	217,144
Total current liabilities	235,183	232,826
Long-term liabilities:
Deferred revenue	788	36
Deferred tax liability	1,503	1,595
Notes payable, net of current portion	30,795	33,120
Operating lease liabilities, noncurrent	6,459	4,746
Contingent purchase consideration	—	2,424
Other liabilities	114	258
Total long-term liabilities	39,659	42,179
Total liabilities	274,842	275,005
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 20,628 and 20,412 shares issued, 20,244 and 20,028 shares outstanding at December 31, 2022 and December 31, 2021, respectively	206	204
Treasury stock at cost, 384 shares at December 31, 2022 and December 31, 2021	(5,017)	(5,017)
Additional paid-in capital	433,586	429,912
Accumulated deficit	(281,226)	(266,760)
Accumulated other comprehensive income	(2,483)	(99)
Total stockholders’ equity	145,066	158,240
Total liabilities and stockholders’ equity	$419,908	$433,245

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Recurring	$86,222	$71,078
Professional services, hardware and other	9,606	4,986
Total revenue	95,828	76,064
Cost of Sales	33,318	29,500
Gross profit	62,510	46,564
Operating expenses:
Sales and marketing	20,260	15,448
General and administrative	33,924	27,720
Research and development	6,147	5,410
Amortization of intangible assets	13,486	10,948
Total operating expenses	73,817	59,526
Loss from operations	(11,307)	(12,962)
Interest expense and other, net	(4,438)	(2,038)
Gain on extinguishment of debt	—	8,312
Employee retention tax credit	—	10,533
Other income, net	1,391	150
(Loss) income from operations before income taxes	(14,354)	3,995
Income tax expense	112	802
Net (loss) income	(14,466)	3,193
Other comprehensive loss:
Unrealized loss on marketable securities	(2,384)	(703)
Comprehensive (loss) income	$(16,850)	$2,490

Basic and diluted (loss) earnings per share
Basic	$(0.72)	$0.17
Diluted	$(0.72)	$0.16

Weighted average basic and diluted shares
Basic	20,117	19,313
Diluted	20,117	19,509

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	18,970	$193	$(5,017)	$419,827	$(269,953)	$604	$145,654
Stock issued upon option exercise and vesting of restricted stock units	235	2	—	359	—	—	361
Stock issued, ESPP	56	1	—	339	—	—	340
Stock issued — acquisitions	767	8	—	6,420			6,428
Share based compensation	—	—	—	2,990	—	—	2,990
Share issuance costs	—	—	—	(23)	—	—	(23)
Net income	—	—	—	—	3,193	—	3,193
Other comprehensive loss	—	—	—	—	—	(703)	(703)
Balance at December 31, 2021	20,028	$204	$(5,017)	$429,912	$(266,760)	$(99)	$158,240

Stock issued upon option exercise and vesting of restricted stock units	136	$1	$—	$89	$—	$—	$90
Stock issued, ESPP	80	1	—	406	—	—	407
Stock issued — acquisitions	—	—	—	—	—	—	—
Share based compensation	—	—	—	3,179	—	—	3,179
Share issuance costs	—	—	—	—	—	—	—
Net loss	—	—	—	—	(14,466)	—	(14,466)
Other comprehensive loss	—	—	—	—	—	(2,384)	(2,384)
Balance at December 31, 2022	20,244	$206	$(5,017)	$433,586	$(281,226)	$(2,483)	$145,066

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(14,466)	$3,193
Adjustments to reconcile (loss) income to net cash provided by operations:
Depreciation and amortization	18,708	16,246
Amortization of operating lease assets	1,702	1,574
Amortization of debt financing costs and discount	718	309
Net amortization of premiums and accretion of discounts on available-for-sale securities	280	194
Provision for doubtful accounts	803	1
Provision for deferred income taxes	(92)	707
Gain on extinguishment of debt	—	(8,312)
Net realized gains on sales of available-for-sale securities	(1,221)	(542)
Share-based compensation	3,179	2,990
Loss (gain) on disposals of long-term assets	25	(32)
Change in fair value of contingent purchase consideration	(1,245)	(160)
Goodwill and intangible asset adjustment	18	—
Changes in operating assets and liabilities:
Accounts receivable	(7,618)	(1,293)
Inventory	(14)	142
Prepaid expenses and other assets	2,993	(11,083)
Operating lease right-of-use assets	(3,020)	(1,371)
Accounts payable	1,611	(725)
Accrued expenses and other long-term obligations	3,828	629
Operating lease liabilities	2,023	(348)
Deferred revenue	5,462	(741)
Net cash provided by operating activities	13,674	1,378
Cash flows from investing activities:
Acquisition of intangible asset	(2,289)	(25,526)
Purchases of property and equipment	(2,318)	(133)
Software capitalization costs	(4,228)	(4,141)
Purchases of available-for-sale securities	(37,232)	(29,051)
Proceeds from sales and maturities of available-for-sale securities	10,068	21,881
Net cash used in investing activities	(35,999)	(36,970)
Cash flows from financing activities:
Proceeds from notes payable	—	29,425
Payments of notes payable	(1,688)	(14,657)
Payments of contingent purchase consideration	(130)	(1,784)
Debt financing fees	—	(878)
Net proceeds from issuance of common stock	497	678
Net change in client fund obligations	(11,055)	(103,434)
Net cash used in financing activities	(12,376)	(90,650)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(34,701)	(126,242)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	198,743	324,985
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$164,042	$198,743

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2022	2021
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents and restricted cash	$17,010	$13,427
Restricted cash and restricted cash equivalents included in funds held for clients	147,032	185,316
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$164,042	$198,743

Supplemental information:
Cash paid for interest	$3,397	$1,413
Cash paid for income taxes	$233	$366
Net assets added from acquisitions	$—	$763

Non-cash investing and financing activities:
Contingent purchase consideration issued for acquisitions	$—	$2,574
Notes payable issued for acquisitions	$411	$4,386
Stock issuance for acquisitions	$—	$6,428

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of Human Capital Management (“HCM”) software solutions. We help small and medium-sized companies grow by helping them build more productive teams, providing the tools and resources that help them stay compliant with ever-changing federal, state, and local tax jurisdictions and labor laws, and better allocate cash so they can spend their financial capital on growing their business rather than back-office overhead expenses. Asure’s Human Capital Management suite, named Asure HCM, includes cloud-based Payroll, Tax Services, and Time & Attendance software as well as human resources (“HR”) services ranging from HR projects to completely outsourcing payroll and HR staff. We also offer these products and services through our network of reseller partners. AsureMarketplace™ provides clients and their employees the benefits of secure verifications of employment and income through existing core HCM technology.

Our platform vision is to become the most trusted HCM resource to entrepreneurs everywhere by helping our clients grow their businesses. Our product strategy is driven by three primary challenges that prevent businesses from growing: HR complexity, allocation of both human and financial capital, and the ability to build great teams. The Asure HCM suite includes five product lines: Asure Payroll & Tax, Asure HR, Asure Time & Attendance, Asure HR Services, and AsureMarketplace™.

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas and from our processing hubs in California, Florida, Nebraska, New Jersey, New York, Tennessee, and Vermont.

PRINCIPLES OF CONSOLIDATION

We have prepared our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have included the accounts of our wholly owned subsidiaries. We have eliminated all intercompany transactions and balances in consolidation.

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

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2022, we were not party to any material legal proceedings.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Restricted cash consists of cash balances which are restricted as to withdrawal or usage. As of December 31, 2022, the Company has $500 of restricted cash related to collateralizing a letter of credit issued by South State Bank in connection with its money transmission licenses.

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

As part of the material weakness identified in 2019 that was subsequently remediated, the Company recovered approximately $4,290 in funds and insurance proceeds. The Company recognized $3,961 of these funds as receivables in other assets on the Consolidated Balance Sheets at December 31, 2019 with an offsetting liability in client fund obligations. The Company collected the full $4,290 during the first quarter of 2020 and disbursed $482 of these funds resulting in a segregated $3,808 in funds held for clients with an offsetting liability in client fund obligations at December 31, 2020. In 2021, the Company disbursed an additional $976 of these funds, resulting in a segregated $2,832 in funds held for clients with an offsetting liability in client fund obligations at December 31, 2021. In 2022, the Company escheated $2,705 to the state of Delaware. The residual balance of $127 is still in the process of being returned to the clients or will be escheated to the appropriate states.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the year ended December 31, 2022.

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

The terms of our contracts with customers range from month to month for some Asure HCM direct clients to longer terms ranging from one to three years, some of which are renewable for successive terms. A typical SaaS/software subscription arrangement will also include hardware, setup and implementation services. Revenue allocated to the SaaS/software subscription performance obligations are recognized on an output basis ratably as the service is provided over the non-cancellable term of the SaaS/subscription service and are reported as Recurring revenue on the Consolidated Statement of Comprehensive Income (Loss). Revenue allocated to other performance obligations included in the arrangement is recognized as outlined in the paragraphs below.

Hardware devices sold to customers are sold as either a standard product sell arrangement where title to the hardware passes to the customer or under a hardware-as-a-service (“HaaS”) arrangement where the title to the hardware remains with Asure. Revenue allocated to hardware sold as a standard product are recognized on an output basis when title passes to the customer, typically the date we ship the hardware. Revenue allocated to hardware under a hardware-as-a-service arrangement are recognized on an output basis, recorded ratably as the service is provided over the non-cancellable term of the HaaS arrangement, typically one year. Revenue recognized from hardware devices sold to customers via either of the two above types of arrangements are reported as Hardware revenue on the Consolidated Statement of Comprehensive Income (Loss).

Our professional services offerings typically include data migration, set up, training, and implementation services. Set up and implementation services typically occur at the start of the software arrangement while certain other professional services, depending on the nature of the services and customer requirements, may occur several months later. We can reasonably estimate professional services performed for a fixed fee and we recognize allocated revenue on an output basis on a proportional performance basis as the service is provided. We recognize allocated revenue on an output basis for professional services engagements billed on a time and materials basis as the service is provided. We recognize allocated revenue on an output basis on all other professional services engagements upon the earlier of the completion of the service’s deliverable or the expiration of the customer’s right to receive the service. Revenue recognized from professional services offerings are reported as Professional service revenue on the Consolidated Statement of Comprehensive Income (Loss).

We recognize allocated revenue for maintenance/support on an output basis ratably over the non-cancellable term of the support agreement. Initial maintenance/support terms are typically one to three years and are renewable on an annual basis. Revenue recognized from maintenance/support are reported as Recurring on the Consolidated Statement of Comprehensive Income (Loss).

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

Deferred revenue includes amounts invoiced to customers in excess of revenue we recognize, and is comprised of deferred SaaS/software, HaaS, Maintenance and support, and Professional services revenue. We recognize deferred revenue when we complete the service and over the terms of the arrangements, primarily ranging from one to three years. In addition, ERTC revenues that are generated under percentage of recovery arrangements with referral partners are deferred until the client collects the credit.

ADVERTISING COSTS

We expense advertising costs as we incur them. Advertising expenses were $1,057 and $108 for the years ended December 31, 2022 and 2021, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Income (Loss).

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

NOTE 2 - BUSINESS COMBINATIONS

2020

In July 2020, we acquired certain assets of a payroll tax business (the “Asset Purchase Agreement”). The initial purchase price for the assets was $4,250, which we paid in cash at closing. The Asset Purchase Agreement set forth two subsequent purchase consideration payments, which are contingent on certain thresholds. The first contingent purchase consideration of $1,975, was offset by certain net amounts owed to us by the seller primarily related to transition services in the amount of $191, was paid in June 2021 (a total payment of $1,784). We utilized a Monte Carlo simulation to determine the fair value of the contingent consideration. The adjustment to the fair value of the contingent consideration as of December 31, 2022 was an increase of $394. The contingent purchase consideration of $2,299 was valued based on the trailing twelve-month revenue at October 31, 2021 and will be settled in 2023.

2021

In September 2021, the Company acquired certain assets (the “Second Asset Purchase Agreement”) of a payroll business, which was used to provide payroll processing services. The aggregate purchase price that the Company paid for these assets was $14,750, paid as follows: (i) $10,325 in cash at closing, (ii) the delivery of a promissory note in the amount of $2,223, and (iii) the delivery of 244 shares of the Company’s common stock as of December 31, 2022.

Also in September 2021, we acquired certain assets of a payroll business (the “Third Asset Purchase Agreement”). The initial purchase price for the assets was $24,150, of which $15,000 was paid in cash at closing. The Third Asset Purchase Agreement also included the delivery of 523 shares of the Company’s common stock, which both parties agreed had an aggregate value of $4,800 at closing. Finally, the Third Asset Purchase Agreement set forth a promissory note valued at $4,080 and a contingent consideration estimate of $655 as of December 31, 2022.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Funds held for clients
Money market funds	$2,829	$2,829	$—	$—
Available-for-sale securities	56,556	—	56,556	—
Total	$59,385	$2,829	$56,556	$—

Liabilities:
Contingent purchase consideration(1)	$2,954	$—	$—	$2,954
Total	$2,954	$—	$—	$2,954

December 31, 2021
Assets:
Cash equivalents
Money market funds	$—	$—	$—	$—
Funds held for clients
Money market funds	1,116	1,116	—	—
Available-for-sale securities	32,060	—	32,060	—
Total	$33,176	$1,116	$32,060	$—

Liabilities:
Contingent purchase consideration(1)	$4,329	$—	$—	$4,329
Total	$4,329	$—	$—	$4,329
(1)See Note 2 — Business Combinations for further discussion regarding the contingent purchase consideration.

The contractual obligations and earn out provision are accounted for as a contingent liability and fair value is determined using Level 3 inputs, as estimating the fair value of these contingent liabilities require the use of significant and subjective inputs that may and are likely to change over the duration of the liabilities. The following table discloses the change in the gross contingent purchase consideration on the Company’s Consolidated Balance Sheets as of December 31, 2022 (in thousands):

December 31, 2021	$4,329
Contingent purchase consideration paid	(130)
Change in fair value of contingent liability	(1,245)
Issued for acquisitions	—
December 31, 2022	$2,954

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
December 31, 2022
Restricted cash equivalents	$2,829	$—	$—	$2,829
Available-for-sale securities:
Certificates of deposit	983	4	(2)	985
Corporate debt securities	52,251	1	(2,023)	50,229
Municipal bonds	5,297	—	(405)	4,892
U.S. Government agency securities	500	—	(50)	450
Total available-for-sale securities	59,031	5	(2,480)	56,556

Total(2)	$61,860	$5	$(2,480)	$59,385

December 31, 2021
Restricted cash equivalents	$1,116	$—	$—	$1,116
Available-for-sale securities:
Certificates of deposit	1,240	7	(4)	1,243
Corporate debt securities	22,597	2	(76)	22,523
Municipal bonds	7,825	3	(24)	7,804
U.S. Government agency securities	500	—	(10)	490
Total available-for-sale securities	32,162	12	(114)	32,060

Total(2)	$33,278	$12	$(114)	$33,176

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). As of December 31, 2022 and December 31, 2021, there were 3 and 10 securities, respectively, in an unrealized gain position and there were 124 and 57 securities in an unrealized loss position, respectively. As of December 31, 2022, these unrealized losses were less than $96 individually and $2,480 in the aggregate. As of December 31, 2021, these unrealized losses were less than $11 individually and $114 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At December 31, 2022 and December 31, 2021, none of these securities were classified as cash and cash equivalents on the accompanying Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	2022	2021
Restricted cash and cash equivalents held to satisfy client funds obligations	$147,032	$185,316
Restricted short-term marketable securities held to satisfy client funds obligations	9,174	5,559
Restricted long-term marketable securities held to satisfy client funds obligations	47,382	26,501
Total funds held for clients	$203,588	$217,376

Expected maturities of available-for-sale securities as of December 31, 2022 are as follows (in thousands):

One year or less	$9,174
After one year through five years	47,382
$56,556

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2022 and 2021 consisted of the following (in thousands):

	Estimated Useful Life (in years)	2022	2021
Furniture and equipment	2 to 5	$7,552	$6,935
Software development costs	3	18,678	14,449
Software	2 to 5	2,808	2,808
Leasehold improvements	2 to 5	1,878	1,638
Gross property and equipment		30,916	25,830
Less: accumulated depreciation and amortization		(19,477)	(16,885)
Property and equipment, net		$11,439	$8,945

We record the amortization of our finance leases as depreciation expense on our Consolidated Statements of Comprehensive Income (Loss). Depreciation and amortization expenses relating to property and equipment were $4,044 and $3,808 for the years ended December 31, 2022 and 2021, respectively.

We acquired software development costs from prior acquisitions and we continue to invest in software development. We are developing products which we intend to offer utilizing software as-a-service (“SaaS”). We follow the guidance of ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, for development costs related to these new products. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are generally expensed as incurred except for significant upgrades and enhancements. Capitalized software costs are amortized over the software’s estimated useful life, which management has determined to be three years. During the years ended December 31, 2022 and 2021, we capitalized $4,228 and $4,141 of software development costs, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	2021	Acquisitions	2022
Goodwill	$86,011	$—	$86,011

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled workforces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of December 31, 2022, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	2021	Acquisitions	2022
Customer relationships	$114,611	$2,360	$116,971
Developed technology	12,001	—	12,001
Reseller relationships	1,012	332	1,344
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
	$129,536	$2,692	$132,228

The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2022 are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
December 31, 2022
Customer relationships	8.7	$116,971	$(52,700)	$64,271
Developed technology	6.6	12,001	(10,283)	1,718
Reseller relationships	6.9	1,344	(889)	455
Trade names	3.0	880	(847)	33
Non-compete agreements	5.2	1,032	(915)	117
	8.4	$132,228	$(65,634)	$66,594

December 31, 2021
Customer relationships	8.7	$114,611	$(39,535)	$75,076
Developed technology	6.6	12,001	(9,098)	2,903
Reseller relationships	7.2	1,012	(864)	148
Trade names	3.0	880	(579)	301
Non-compete agreements	5.2	1,032	(887)	145
	8.4	$129,536	$(50,963)	$78,573

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $13,486 and $10,948 for the years ended December 31, 2022 and 2021, respectively. Amortization expenses recorded in Cost of Sales were $1,186 and $1,489 for the years ended December 31, 2022 and 2021, respectively. There was no impairment of intangibles during the year ended December 31, 2022 based on the qualitative assessment performed by the Company. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2022 (in thousands):

2023	$13,601
2024	13,339
2025	12,553
2026	9,442
2027	7,267
Thereafter	10,392
$66,594

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	December 31, 2022	December 31, 2021
Subordinated Notes Payable – Acquisitions(1)	12/31/2022 – 9/30/2026	2.00% - 3.00%	$6,947	$8,178
Senior Credit Facility	10/1/2025	13.25%	30,607	30,224
Total Notes Payable			$37,554	$38,402
(1)See Note 2 — Business Combinations for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
December 31, 2022
Current portion of notes payable	$4,774	$(668)	$4,106
Notes payable, net of current portion	32,780	(1,985)	30,795
Total	$37,554	$(2,653)	$34,901

December 31, 2021
Current portion of notes payable	$2,079	$(172)	$1,907
Notes payable, net of current portion	36,323	(3,203)	33,120
Total	$38,402	$(3,375)	$35,027

The following table summarizes the future principal payments related to our outstanding debt as of December 31, 2022 (in thousands):

2023	$4,774
2024	6,367
2025	23,439
2026	2,974
2027	—
Total	$37,554

Subordinated Notes Payable - Acquisitions

There remains an outstanding principal balance on the subordinated note payable issued in connection with the purchase of a business the Company acquired in 2020, which note matured on July 1, 2022. Payment on the principal balance was withheld as security for outstanding claims for which the Company is entitled to indemnification under the purchase agreement. The Company will make payment, subject to its right to offset under the purchase agreement, when the claims are resolved. Due to its rights under the purchase agreement and the terms of this note, the Company was not in default under the note. See Note 13 - Subsequent Events for information related to the resolution of these outstanding claims and the outstanding principal balance on this subordinated note payable.

See Note 2 — Business Combinations for further discussion regarding the issuance of subordinated notes payable related to acquisitions.

PPP Loan with Pinnacle Bank

Due to the effects of COVID-19 on our business and the related need to support our operations, we received an unsecured Paycheck Protection Program loan in the amount of $8,856 (the “PPP Loan”) in April 2020 from Pinnacle Bank (the “Lender”) under the Coronavirus Aid, Relief and Economic Security Act. In June 2021, we received notice from our Lender that the Small Business Administration (“SBA”) had approved our application for forgiveness of our PPP Loan. The amount forgiven of $8,560 was the amount we requested in our forgiveness application but was less than the original principal balance due, in part, to changes in SBA guidance following the date of our original loan application. Following the grant of forgiveness, we had an outstanding principal balance of $296 and an additional immaterial amount of accrued interest in our PPP Loan, both of which were paid in full in June 2021. During the three months ended June 30, 2021 the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $8,654. The gain on the forgiveness of the PPP Loan is reflected on our Consolidated Statements of Comprehensive Income (Loss), and is a non-taxable event.

Senior Credit Facility with Structural Capital Investments III, LP

On September 10, 2021, the Company entered into a Loan and Security Agreement with Structural Capital Investments III, LP (“Structural” and together with the other lenders that are or become parties thereto, the “Lenders”), and Ocean II PLO LLC, as administrative and collateral agent for Structural and the Lenders (“Agent”), under the terms of which the Lenders had committed to lend us up to $50,000 in term loan financing to support our growth needs (the “Facility”) until June 30, 2022. Of the amount committed by the Lenders, the Company drew $30,000 in September 2021, at the closing and the remaining $20,000 has lapsed. The Company also entered into a secured promissory note with the Agent evidencing our obligations under the Facility. The Company’s obligations are further guaranteed by each of our subsidiaries and secured by our assets and the assets of our subsidiaries.

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

Principal payments begin after the expiration of the interest only period, and are based on a five-year amortization schedule, with a balloon payment due in October 2025. The table above in this Note 6 — Notes Payable summarizing future principal payments assumes the Company will not extend the period of interest only payments to October 2024. Upon payment in full of the obligations under the Facility, we are to pay Lenders a final payment fee equal to 1.0% of the increase in our market capitalization since the onset of the agreement, at that time valued at $182,400.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Consolidated Statements of Comprehensive Income (Loss), rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the years ended December 31, 2022 and 2021, are as follows (in thousands):

	2022	2021
Operating lease cost	$2,326	$2,171
Sublease income	(89)	(43)
Net rent expense	$2,237	$2,128

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 8% as of December 31, 2022 and December 31, 2021, respectively. The weighted average remaining lease term is five years and five years as of December 31, 2022 and December 31, 2021, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,326	$2,338
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,317	$1,240

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

2023	$2,474
2024	2,154
2025	1,765
2026	1,313
2027	1,121
Thereafter	1,643
Total minimum lease payments	10,470
Less: imputed interest	(2,151)
Total lease liabilities	$8,319

NOTE 8 - CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $3,248, were $12,123 at December 31, 2022. Receivables from contracts with customers, net of allowance for doubtful accounts of $2,210, were $5,308 at December 31, 2021. No customers represented more than 10% of our net accounts receivable balance as of December 31, 2022 and December 31, 2021, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $6,660 and $4,684 at December 31, 2022 and December 31, 2021, respectively. The amount of amortization recognized for the years ended December 31, 2022 and December 31, 2021 was $1,644 and $1,318, respectively.

Deferred Revenue

During the years ended December 31, 2022 and December 31, 2021, revenue of $3,415 and $4,410, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2022, approximately $25,032 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 86% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the year ended December 31, 2022 and 2021, there were no customers that individually represented 10% or more of consolidated revenue.

NOTE 9 - STOCKHOLDERS’ EQUITY, EMPLOYEE BENEFIT PLANS AND SHARE-BASED COMPENSATION

Shelf Registration

In March 2021, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $150,000 (which includes 1,480 of unsold securities that were previously registered on other registration statements effective at the time of this filing of our current S-3). The shelf registration statement relating to these securities became effective on April 21, 2021. As of December 31, 2022, there is $150,000 available under the shelf registration statement.

Also in March 2021, we filed an acquisition shelf registration statement on Form S-4 with the SEC to allow for us to issue securities in future business combinations, Pursuant to the acquisition shelf registration statement, we may from time to time issue up to 12,500 shares of our common stock as consideration in future business combinations. The shelf registration statement relating to these securities became effective on April 21, 2021. As of December 31, 2022, there are 12,500 shares of common stock available for issuance under this acquisition shelf registration statement.

Share Repurchase Program

On March 10, 2020, our Board of Directors authorized a stock repurchase plan, under which we may repurchase up to $5,000 of our outstanding common stock. This stock repurchase program is in addition to 364 shares available under our stock repurchase plan existing prior to March 10, 2020.

Under this stock repurchase program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management. The repurchase program may be extended, suspended or discontinued at any time. We expect to finance the program from existing cash resources.

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

The number of shares available for issuance under the 2018 Plan is 4,350 shares. We have 1,932 options and 281 RSUs granted and outstanding pursuant to the 2018 Plan as of December 31, 2022.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Total compensation expense recognized in the Consolidated Statements of Comprehensive Income (Loss) for stock based awards was $3,179 and $2,990 for 2022 and 2021, respectively.

The following table summarizes the weighted average assumptions used to develop their fair value for the years ending December 31:

	2022	2021
Grant date fair value	$2.47	$3.63
Risk-free interest rate	1.92%	0.64%
Expected volatility	51%	61%
Expected life	2.88 years	3.99 years
Dividend yield	—	—

As of December 31, 2022, we reserved shares of common stock for future issuance under the 2018 Plan as follows (in thousands):

Options and RSUs outstanding	2,216
Shares available for future grant	2,343
Shares reserved	4,559

The following table summarizes activity related to options during the year ended December 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	1,871	$8.03
Granted	453	6.65
Exercised	(13)	6.96
Cancelled	(379)	7.81
Outstanding, end of year	1,932	$7.30	3.16	$4,034

Vested and expected to vest	1,793	$7.30	3.12	$3,754
Exercisable	941	$7.33	2.67	$1,988

The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $20 and $110, respectively. As of December 31, 2022, total compensation cost not yet recognized related to nonvested share options was $2,669, which is expected to be recognized over a weighted average period of 1.65 years.

The following table summarizes activity related to RSUs during the year ended December 31, 2022 (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	217	$7.17
Granted	226	6.44
Released	(123)	7.07
Forfeited	(39)	7.13
Outstanding, end of year	281	$6.66

The total fair value of RSUs vested during the years ended December 31, 2022 and 2021 was $839 and $1,507, respectively. As of December 31, 2022, total compensation cost net yet recognized related to nonvested RSUs was $1,490, which is expected to be recognized over a weighted average period of 1.87 years.

As of December 31, 2022, we had 2,343 shares available for grant pursuant to the 2018 Plan.

401(k) Savings Plan

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We made a Safe Harbor non-elective contribution of $1,495 as of December 31, 2022. We accrued matching contributions to the plan of $261 as of December 31, 2021.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“Purchase Plan”) was approved by the stockholders in June 2017. The Purchase Plan allows all eligible employees to purchase a limited number of shares of our common stock during pre-specified offering periods at a discount established by the Board of Directors, not to exceed 15% of the fair market value of the common stock, at the beginning or end of the offering period (whichever is lower). Under the ESPP, 475 shares were reserved for issuance of which there remains 228 shares available for future issuance.

NOTE 10 - EMPLOYEE RETENTION TAX CREDIT

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (“ERTC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERTC. We qualified for the ERTC in the first three quarters of 2021. During the quarter ended September 30, 2021, we recorded an aggregate benefit of $10,533 in our Consolidated Statements of Comprehensive Income (Loss) to reflect the ERTC payable to us for the first three quarters in 2021. In 2022, the Company received cash of $3,457, reflecting a portion of our ERTC. See Note 13 - Subsequent Events regarding activity related to ERTC payments occurring after December 31, 2022.

NOTE 11 - INCOME TAXES

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Current
State	$204	$95
Total current	$204	$95

Deferred
Federal	$187	$292
State	(279)	415
Total deferred	$(92)	$707

Gross tax provision	$112	$802

Our provision for income taxes attributable to continuing operations for the years ended December 31, 2022 and 2021 differ from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2022	2021
Computed at statutory rate	$(3,013)	$846
State tax, net of federal benefit	(1,181)	(207)
PPP loan forgiveness	—	(1,817)
Permanent items and other	(13)	34
Credit carryforwards	166	(308)
Change in tax carryforwards not benefited	14	457
Change in valuation allowance	4,139	1,797
	$112	$802

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets
Net operating leases	$11,462	$11,522
Research and development credit carryforwards	3,407	3,600
Disallowed interest expense carryforwards	187	5
Stock compensation	1,011	480
Deferred revenue	9	27
Accrued expenses	1,739	984
Lease liabilities	2,163	1,637
Other	3	2
Gross deferred tax assets	19,981	18,257
Less: Valuation allowance	(12,828)	(8,689)
Total deferred tax assets	$7,153	$9,568

Deferred tax liabilities
Acquired intangibles	$(1,257)	$(4,075)
Fixed assets	(205)	(189)
Capitalized software	313	(1,835)
Deferred commissions	(1,732)	(1,218)
Right-of-use assets	(1,837)	(1,494)
Goodwill	(3,938)	(2,352)
Total deferred tax liabilities	$(8,656)	$(11,163)

Net deferred tax liabilities	$(1,503)	$(1,595)

At December 31, 2022, we had federal net operating loss carryforwards of $47,386, research and development credit carryforwards of $3,520. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2023 through 2042, if not utilized. Approximately $17,853 of the net operating loss carryforwards carry forward indefinitely, but can only offset up to 80% of taxable income.

As a result of various acquisitions by us in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of Section 382 of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of jurisdictions in which we have net deferred tax liabilities. During the year ended December 31, 2022, the valuation allowance increased by $4,139 due primarily to operations.

Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2022. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. To the extent we are required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability. The reconciliation of our unrecognized tax benefits is as follows:

Balance at December 31, 2020	$587
Additions based on tax positions related to the current year	23
Additions for tax positions of prior years	4
Reductions for tax positions of prior years	—
Balance at December 31, 2021	614
Additions based on tax positions related to the current year	40
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(88)
Balance at December 31, 2022	$566

As of December 31, 2022, we had $566 of unrecognized tax benefits, of which $15 would affect the effective tax rate if recognized. Our assessment of our unrecognized tax benefits is subject to change as a function of our financial statement audit.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2022, we recognized $0 of interest and penalties in our income tax expense.

We file tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are subject to U.S. federal income tax examinations for years ending on or after December 31, 2018 and are subject to state and local income tax examinations by tax authorities for years ending on or after December 31, 2017. We are not currently under audit for any federal or state jurisdictions.

NOTE 12 - NET EARNINGS (LOSS) PER SHARE

We compute net earnings (loss) per share based on the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options. We compute the number of common share equivalents, which includes stock options, using the treasury stock method. We have excluded stock options and restricted stock units reflecting 108 shares for the year ended December 31, 2022 and 2,096 shares for the year ended December 31, 2021 from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the years ended December 31 (in thousands, except per share amounts):

	2022	2021
Basic:
Net income (loss)	$(14,466)	$3,193
Weighted-average shares of common stock outstanding	20,117	19,313
Basic earnings (loss) per share	$(0.72)	$0.17

Diluted:
Net income (loss)	$(14,466)	$3,193
Weighted-average shares of common stock outstanding	20,117	19,509
Diluted earnings (loss) per share	$(0.72)	$0.16

NOTE 13 - SUBSEQUENT EVENTS

In January 2023, the Company resolved the outstanding claims for indemnification for which it was holding back payment of the subordinated note payable as security for such claim. As a result of the resolution of those claims, the remaining balance of $232 has been paid to the Seller ($182) and to the claimant ($50) in satisfaction of its claim. There are no further amounts due or owing under this subordinated note payable.

As discussed in Note 10, the Company received the remaining balance of $7,076 for the ERTC benefit in January and February 2023.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DOCUMENTS

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Effective January 1, 2023, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of performance stock units (“PSU”) pursuant to a Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement (the “PSU Award Agreement”) under the 2018 Plan to Pat Goepel, John Pence and Eyal Goldstein payable in the form of RSUs. A form of the PSU Award Agreement is attached to this annual report as Exhibit 10.13. The PSU Award Agreements set target and maximum levels of awards based on the achievement of Performance Metrics (as defined in the PSU Award Agreement) through the Performance Period (as defined in the PSU Award Agreement). The RSUs granted pursuant to the PSU Award Agreement will vest over a three year period with one-third vesting on the Final Payment Date (as defined in the PSU Award Agreement) and each of the two years thereafter.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2023 annual meeting of shareholders under the headings “Item 1 – Election of Directors and Other Matters.”

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2023 annual meeting of shareholders under the headings “Executive Compensation,” “Equity Compensation Plan Information” and “Non-Employee Director Compensation Table.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2023 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2023 annual meeting of shareholders under the heading “Approval of Transactions with Related Parties.”

ITEM 14.    PRINCIPAL ACCOUNTANT AND SERVICES

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2023 annual meeting of shareholders under the heading “Item 2 – Ratification of Independent Registered Public Accounting Firm.”

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

4.2
Third Amended and Restated Rights Agreement, dated effective October 28, 2022 between Asure Software, Inc. and American Stock Transfer & Trust Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed June 3, 2022).

4.3	Letter Agreement from Patrick Goepel relating to forfeiture of option rights (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 30, 2012).+

4.4	Stock Option Agreement for Patrick Goepel (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 30, 2012).+

4.5	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.*

10.1	Stock Purchase Agreement dated September 25, 2009 with Patrick Goepel (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K/A (File No. 1-34522), filed September 28, 2009).

10.2	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 30, 2012).

10.3	Employee Stock Purchase Plan, as amended on May 27, 2020 (Previously incorporated to the Company’s Proxy Statement (File No. 1-34522) for its Annual Meeting of Shareholders held on May 27, 2020).+

EXHIBIT NUMBER	DESCRIPTION

10.4	Form of Indemnification Agreement (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed December 21, 2017).

10.5	Executive Change in Control Severance Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed December 21, 2017).+

10.6
Asure Software, Inc. 2018 Incentive Award Plan, as amended on May 29, 2019, May 27, 2020 and May 31, 2022 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed May 11, 2020).+

10.7
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 11, 2021).+

10.8
Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 11, 2021).+

10.9
Loan and Security Agreement, dated as of September 10, 2021, among Asure Software, Inc., and Structural Capital Investments III, LP, Ocean II PLO LLC as administrative and collateral agent and the other lenders that are or become parties thereto (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed September 16, 2021).

10.10
Secured Term Promissory Note, dated as of September 10, 2021, between Asure Software, Inc. and Ocean PLO LLC (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed September 16, 2021).

10.11
Lease between 405 Colorado Holdings LP and Asure Software Inc., dated February 4, 2022. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 1-34522), filed March 14, 2022)

10.12
Amendment No. 1 to Loan and Security Agreement between Structural Capital Investments III, LP Ocean II PLO LLC and Asure Software, Inc. effective as of April 1, 2022 (Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 1-34522), filed August 8, 2022).

10.13	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan+*

21.1	Subsidiaries of the Company*

23.1	Consent of Marcum LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)**

101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Loss, (3) the Consolidated Statements of Changes in Stockholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

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

ASURE SOFTWARE, INC.

Date: February 27, 2023	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signed	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer, Chairman of the Board of Directors	February 27, 2023
Patrick Goepel	Principal Executive Officer

/s/ JOHN PENCE	Chief Financial Officer	February 27, 2023
John Pence	Principal Financial and Accounting Officer

/s/ DANIEL GILL	Lead Independent Director	February 27, 2023
Daniel Gill

/s/ BENJAMIN ALLEN	Director	February 27, 2023
Benjamin Allen

/s/ CARL DREW	Director	February 27, 2023
Carl Drew

/s/ GRACE LEE	Director	February 27, 2023
Grace Lee

/s/ BRADFORD OBERWAGER	Director	February 27, 2023
Bradford Oberwager

/s/ BJORN REYNOLDS	Director	February 27, 2023
Bjorn Reynolds