Form 10-Q
period 2023-03-31
ASURE SOFTWARE INC
filed 2023-05-08
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of May 5, 2023, 20,623,010 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$21,438	$17,010
Accounts receivable, net of allowance for doubtful accounts of $4,027 and $3,248 at March 31, 2023 and December 31, 2022, respectively	14,762	12,123
Inventory	218	251
Prepaid expenses and other current assets	5,075	10,304
Total current assets before funds held for clients	41,493	39,688
Funds held for clients	223,465	203,588
Total current assets	264,958	243,276
Property and equipment, net	11,944	11,439
Goodwill	86,011	86,011
Intangible assets, net	63,024	66,594
Operating lease assets, net	6,531	7,065
Other assets, net	6,376	5,523
Total assets	$438,844	$419,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,418	$4,106
Accounts payable	1,744	2,194
Accrued compensation and benefits	4,391	5,791
Operating lease liabilities, current	1,671	1,860
Other accrued liabilities	5,013	3,728
Contingent purchase consideration	2,886	2,955
Deferred revenue	4,182	8,461
Total current liabilities before client fund obligations	25,305	29,095
Client fund obligations	225,462	206,088
Total current liabilities	250,767	235,183
Long-term liabilities:
Deferred revenue	728	788
Deferred tax liability	1,430	1,503
Notes payable, net of current portion	30,478	30,795
Operating lease liabilities, noncurrent	6,098	6,459
Other liabilities	132	114
Total long-term liabilities	38,866	39,659
Total liabilities	289,633	274,842
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 21,003 and 20,628 shares issued, 20,619 and 20,244 shares outstanding at March 31, 2023 and December 31, 2022, respectively	210	206
Treasury stock at cost, 384 shares at March 31, 2023 and December 31, 2022	(5,017)	(5,017)
Additional paid-in capital	436,907	433,586
Accumulated deficit	(280,887)	(281,226)
Accumulated other comprehensive loss	(2,002)	(2,483)
Total stockholders’ equity	149,211	145,066
Total liabilities and stockholders’ equity	$438,844	$419,908

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Revenue:
Recurring	$27,956	$23,004
Professional services, hardware and other	5,108	1,329
Total revenue	33,064	24,333
Cost of Sales	8,664	8,869
Gross profit	24,400	15,464
Operating expenses:
Sales and marketing	7,200	4,897
General and administrative	9,956	7,485
Research and development	1,979	1,821
Amortization of intangible assets	3,302	3,432
Total operating expenses	22,437	17,635
Income (loss) from operations	1,963	(2,171)
Interest expense, net	(1,944)	(820)
Other income, net	83	4
Income (loss) from operations before income taxes	102	(2,987)
Income tax (benefit) expense	(237)	30
Net income (loss)	339	(3,017)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	481	(1,063)
Comprehensive income (loss)	$820	$(4,080)

Basic and diluted earnings (loss) per share
Basic	$0.02	$(0.15)
Diluted	$0.02	$(0.15)

Weighted average basic and diluted shares
Basic	20,347	20,041
Diluted	21,041	20,041

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive (Income) Loss	Total Stockholders’ Equity
Balance at December 31, 2022	20,244	$206	$(5,017)	$433,586	$(281,226)	$(2,483)	$145,066
Stock issued upon option exercise and vesting of restricted stock units	375	4	—	1,984	—	—	1,988
Share based compensation	—	—	—	1,337	—	—	1,337
Net income	—	—	—	—	339	—	339
Other comprehensive income	—	—	—	—	—	481	481
Balance at March 31, 2023	20,619	$210	$(5,017)	$436,907	$(280,887)	$(2,002)	$149,211

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	20,028	$204	$(5,017)	$429,912	$(266,760)	$(99)	$158,240
Stock issued upon option exercise and vesting of restricted stock units	43	1	—	—	—	—	1
Share based compensation	—	—	—	729	—	—	729
Net loss	—	—	—	—	(3,017)	—	(3,017)
Other comprehensive loss	—	—	—	—	—	(1,063)	(1,063)
Balance at March 31, 2022	20,071	$205	$(5,017)	$430,641	$(269,777)	$(1,162)	$154,890

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$339	$(3,017)
Adjustments to reconcile income (loss) to net cash provided by operations:
Depreciation and amortization	4,789	4,754
Amortization of operating lease assets	307	430
Amortization of debt financing costs and discount	169	164
Non-cash interest expense	982	—
Net amortization of premiums and accretion of discounts on available-for-sale securities	(14)	118
Provision for doubtful accounts	652	(48)
Provision for deferred income taxes	(73)	22
Net realized losses on sales of available-for-sale securities	(453)	(203)
Share-based compensation	1,337	729
Loss on disposals of long-term assets	160	1
Change in fair value of contingent purchase consideration	(69)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,290)	(1,252)
Inventory	33	(40)
Prepaid expenses and other assets	4,850	2,756
Operating lease right-of-use assets	—	2
Accounts payable	(450)	1,072
Accrued expenses and other long-term obligations	(123)	(345)
Operating lease liabilities	(219)	(476)
Deferred revenue	(4,339)	(2,137)
Net cash provided by operating activities	4,588	2,530
Cash flows from investing activities:
Acquisition of intangible asset	—	(1,970)
Purchases of property and equipment	(726)	(55)
Software capitalization costs	(1,158)	(691)
Purchases of available-for-sale securities	(10,189)	(4,504)
Proceeds from sales and maturities of available-for-sale securities	5,426	501
Net cash used in investing activities	(6,647)	(6,719)
Cash flows from financing activities:
Payments of notes payable	(232)	—
Net proceeds from issuance of common stock	1,988	—
Net change in client fund obligations	19,372	21,296
Net cash provided by financing activities	21,128	21,296
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	19,069	17,107
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	164,042	198,743
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$183,111	$215,850

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$21,438	$12,054
Restricted cash and restricted cash equivalents included in funds held for clients	161,673	203,796
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$183,111	$215,850

Supplemental information:
Cash paid for interest	$1,038	$684
Cash paid (refunded) for income taxes	$82	$(14)

Non-cash investing and financing activities:
Notes payable issued for acquisitions	$—	$411

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc., (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so SMBs can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with and to differentiate themselves with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. We offer our services directly and indirectly through our network of Reseller Partners.

We strive to be the most trusted HCM resource to SMBs. We target less densely populated U.S. metropolitan cities where fewer of our competitors have a presence. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle. The Asure HCM suite includes five product lines: Asure Payroll & Tax, Asure Tax Management Solutions, Asure Time & Attendance, Asure HR Compliance, and AsureMarketplace™.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2023 and the results of operations, statements of changes in stockholders’ equity for the three months ended March 31, 2023 and March 31, 2022, and our statements of cash flows for the three months ended March 31, 2023 and March 31, 2022. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the consolidated financial position or consolidated results of operations of the Company.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto filed with the SEC in our annual report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Annual Report on Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full fiscal year.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Restricted cash consists of cash balances which are restricted as to withdrawal or usage. As of December 31, 2022, the Company had a restricted cash balance of $500 related to the collateralization of a letter of credit issued by South State Bank in connection with its money transmission licenses, which was released in the first quarter of 2023. As of March 31, 2023, the Company had no restricted cash.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2019-12 during the quarter beginning January 1, 2021, using the prospective approach except for hybrid tax regimes, which we adopted using the modified retrospective approach. The adoption of ASU 2019-12 resulted in no material impact to the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): This update establishes a new approach to estimate credit losses on certain financial instruments. The update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended guidance will also update the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss. The standard became effective for interim and annual periods beginning after December 15, 2022. Effective January 1, 2023, the Company adopted the provisions of ASU No. 2016-13 and determined that adoption did not have a material impact on our consolidated financial statements.

ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2023 and December 31, 2022, accumulated other comprehensive loss consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2022

Effective January 1, 2022, the Company acquired customer relationships of a payroll business for a cash payment of $1,970, which included $31 of transaction costs, and the delivery of a promissory note in the amount of $411. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. See Note 11, Subsequent Events for information regarding payments made on this promissory note occurring after March 31, 2023.

2021 and 2020

In September 2021, the Company acquired certain assets of two payroll businesses, which were used to provide payroll processing services. In connection with these acquisitions there are two outstanding promissory notes payable in the amounts of $2,223 and $4,080 as of March 31, 2023. One promissory note also includes contingent consideration for which we utilized a Monte Carlo simulation to determine the fair value of the contingent consideration as of March 31, 2023. For the quarter ended March 31, 2023, there was a measurement period adjustment to the fair value of a decrease in the contingent consideration of $69. For the three months ended March 31, 2023, the fair value of the contingent consideration was $587, which will be added to promissory note in the second quarter of 2023. See Note 11, Subsequent Events for information regarding an adjustment to the promissory note for additional contingent consideration occurring after March 31, 2023.

In July 2020, we acquired certain assets of a payroll tax business. The Asset Purchase Agreement set forth two subsequent purchase consideration payments, which are contingent on certain thresholds. The first contingent purchase consideration was paid in June 2021. The outstanding contingent purchase consideration of $2,299 was valued based on the trailing twelve-month revenue at October 31, 2021 and is due to be paid on July 1, 2023.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
March 31, 2023
Assets:
Funds held for clients
Money market funds	$6,286	$6,286	$—	$—
Available-for-sale securities	61,792	—	61,792	—
Total	$68,078	$6,286	$61,792	$—

Liabilities:
Contingent purchase consideration(1)	$2,886	$—	$—	$2,886
Total	$2,886	$—	$—	$2,886

December 31, 2022
Assets:
Funds held for clients
Money market funds	$2,829	$2,829	$—	$—
Available-for-sale securities	56,556	—	56,556	—
Total	$59,385	$2,829	$56,556	$—

Liabilities:
Contingent purchase consideration(1)	$2,955	$—	$—	$2,955
Total	$2,955	$—	$—	$2,955
(1)See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the contingent purchase consideration.

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
March 31, 2023
Restricted cash equivalents	$6,297	$—	$(11)	$6,286
Available-for-sale securities:
Certificates of deposit	980	3	(2)	981
Corporate debt securities	57,523	62	(1,685)	55,900
Municipal bonds	4,784	—	(330)	4,454
U.S. Government agency securities	500	—	(43)	457
Total available-for-sale securities	63,787	65	(2,060)	61,792

Total(2)	$70,084	$65	$(2,071)	$68,078

December 31, 2022
Restricted cash equivalents	$2,829	$—	$—	$2,829
Available-for-sale securities:
Certificates of deposit	983	4	(2)	985
Corporate debt securities	52,251	1	(2,023)	50,229
Municipal bonds	5,297	—	(405)	4,892
U.S. Government agency securities	500	—	(50)	450
Total available-for-sale securities	59,031	5	(2,480)	56,556

Total(2)	$61,860	$5	$(2,480)	$59,385

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of March 31, 2023 and December 31, 2022, there were 23 and 3 securities, respectively, in an unrealized gain position and there were 114 and 124 securities in an unrealized loss position, respectively. As of March 31, 2023, these unrealized losses were less than $81 individually and $2,071 in the aggregate. As of December 31, 2022, these unrealized losses were less than $96 individually and $2,480 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the credit rating of the investment, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At March 31, 2023 and December 31, 2022, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	March 31, 2023	December 31, 2022
Restricted cash and cash equivalents held to satisfy client funds obligations	$161,673	$147,032
Restricted short-term marketable securities held to satisfy client funds obligations	6,789	9,174
Restricted long-term marketable securities held to satisfy client funds obligations	55,003	47,382
Total funds held for clients	$223,465	$203,588

Expected maturities of available-for-sale securities as of March 31, 2023 are as follows (in thousands):

One year or less	$6,789
After one year through five years	55,003
Total	$61,792

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2022	Acquisitions	March 31, 2023
Goodwill	$86,011	$—	$86,011

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of March 31, 2023, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	March 31, 2023
Customer relationships	$116,971
Developed technology	12,001
Reseller relationships	1,344
Trade names	880
Non-compete agreements	1,032
$132,228

The gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2023 are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
March 31, 2023
Customer relationships	8.7	$116,971	$(55,972)	$60,999
Developed technology	6.6	12,001	(10,551)	1,450
Reseller relationships	6.9	1,344	(908)	436
Trade names	3.0	880	(855)	25
Non-compete agreements	5.2	1,032	(918)	114
	8.4	$132,228	$(69,204)	$63,024

December 31, 2022
Customer relationships	8.7	$116,971	$(52,700)	$64,271
Developed technology	6.6	12,001	(10,283)	1,718
Reseller relationships	6.9	1,344	(889)	455
Trade names	3.0	880	(847)	33
Non-compete agreements	5.2	1,032	(915)	117
	8.4	$132,228	$(65,634)	$66,594

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $3,302 and $3,432 for the three months ended March 31, 2023 and 2022, respectively. Amortization expenses recorded in Cost of Sales were $268 and $296 for the three months ended March 31, 2023 and 2022, respectively. There was no impairment of intangibles during the three months ended March 31, 2023 based on the qualitative assessment performed by the Company. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of March 31, 2023 (in thousands):

2023	$10,030
2024	13,338
2025	12,554
2026	9,442
2027	7,267
2028	5,816
Thereafter	4,577
$63,024

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	March 31, 2023	December 31, 2022
Subordinated Notes Payable – Acquisitions(1)	5/1/2023 – 9/30/2026	2.00% - 3.00%	$6,715	$6,947
Senior Credit Facility	10/1/2025	13.75%	31,664	30,607
Gross Notes Payable			$38,379	$37,554
(1)See Note 3 — Business Combinations and Asset Acquisitions and Subordinated Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
March 31, 2023
Current portion of notes payable	$6,043	$(625)	$5,418
Notes payable, net of current portion	32,336	(1,858)	30,478
Total	$38,379	$(2,483)	$35,896

December 31, 2022
Current portion of notes payable	$4,774	$(668)	$4,106
Notes payable, net of current portion	32,780	(1,985)	30,795
Total	$37,554	$(2,653)	$34,901

The following table summarizes the future principal payments related to our outstanding debt as of March 31, 2023 (in thousands):

2023	$4,543
2024	6,367
2025	24,494
2026	2,975
2027	—
Total	$38,379

Subordinated Notes Payable - Acquisitions

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

There remains an outstanding contingent consideration of $587 in connection with a payroll business acquired in September 2021, which will be added to the promissory note issued in connection with the acquisition in the second quarter of 2023. See Note 11, Subsequent Events for information regarding an adjustment to the promissory note for additional contingent consideration occurring after March 31, 2023.

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

At the onset of the agreement, we paid to the Lenders an origination fee of $500. Interest accrues on any outstanding balance at a rate equal to the greater of 9.0% or the Prime Rate, plus 5.75% (the “Basic Rate”) and is payable in advance, which as of March 31, 2023 was 13.75%. In addition, interest is paid in kind (“PIK”) at a rate of 1.00% or 1.25% based on our APR Ratio, measured on a quarterly basis. The PIK interest is added to our outstanding balance and accrues interest at the Basic Rate. Interest only payments are due until October 2023, with an option to extend until October 2024, dependent on certain financial or revenue metrics before the end of the first twenty-four months of the Facility.

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

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $4,027, were $14,762 at March 31, 2023. Receivables from contracts with customers, net of allowance for doubtful accounts of $3,248, were $12,123 at December 31, 2022. The increase in the receivable balance during the first quarter of 2023 is primarily due to deferred payment terms on many of our Earned Retention Tax Credit commitments. No customers represented more than 10% of our net accounts receivable balance as of March 31, 2023 and December 31, 2022, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $7,525 and $6,660 at March 31, 2023 and December 31, 2022, respectively. The amount of amortization recognized for the three months ended March 31, 2023 was $496, and for the three months ended March 31, 2022 was $345.

Deferred Revenue

During the three months ended March 31, 2023 and March 31, 2022, revenue of $5,613 and $3,058, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2023, approximately $21,295 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 92% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three months ended March 31, 2023 and 2022, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss), rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$531	$557
Sublease income	(5)	(11)
Net rent expense	$526	$546

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 8% as of March 31, 2023 and December 31, 2022, respectively. The weighted average remaining lease term is five years and five years as of March 31, 2023 and December 31, 2022, respectively.

Supplemental cash flow information related to operating leases for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$494	$476
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$—

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

2023	$1,759
2024	2,154
2025	1,765
2026	1,313
2027	1,121
2028	1,075
Thereafter	567
Total minimum lease payments	9,754
Less: imputed interest	(1,985)
Total lease liabilities	$7,769

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder. In January 2023, we granted Performance Stock Units (“PSU”) to certain members of management under the 2018 Plan. Each PSU will convert into one restricted stock unit (“RSU”) at the end of the performance period. The number of RSUs into which the PSUs convert for each member of management who received the award will be a sliding scale between 0% to 200% of the target amount based on the Company’s achievement of certain performance metrics tied to the Company’s recurring revenue and gross profit for 2023. Once converted, the RSU will vest as follows: one-third on the date the PSU is converted (which is expected to be between January 1, 2024, and March 31, 2024), one-third will vest on January 2, 2025, and one-third will vest on January 2, 2026.

The number of shares available for issuance under the 2018 Plan is equal to 4,350 shares. We have an aggregate of 2,549 options, RSUs and PSUs granted and outstanding pursuant to the 2018 Plan as of March 31, 2023. As of March 31, 2023, the number of shares available for future grant under the 2018 Plan is 1,632.

Share based compensation for our stock option plans for the three months ended March 31, 2023 and March 31, 2022 was $1,337 and $729, respectively. We issued 277 shares of common stock related to exercises of stock options for the three months ended March 31, 2023 and issued no shares of common stock related to exercises for the three months ended March 31, 2022. We issued 98 and 43 shares of common stock upon the vesting of restricted stock units for the three months ended March 31, 2023 and 2022, respectively.

NOTE 10 - NET EARNINGS (LOSS) PER SHARE

We compute net income or loss per share based on the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options or vesting of RSUs and in some cases PSUs. In periods of net income, we compute the adjustment to the denominator of our dilutive net earnings per share calculation to include these stock options, RSUs, and PSUs, as applicable, using the treasury stock method. Regardless of the period resulting in net income or net loss, we exclude the adjustment to the denominator of our dilutive net earnings (loss) per share calculation to the extent that they are anti-dilutive.

For the three months ended March 31, 2023, we included an adjustment to the denominator of our dilutive earnings per share calculation for 773 options and RSUs but excluded 79 shares related to PSUs as these instruments would not be considered vested if we were at the end of the contingency period. For the three months ended March 31, 2022, we have excluded stock options and restricted stock units of 309 as they were anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic:
Net income (loss)	$339	$(3,017)
Weighted-average shares of common stock outstanding	20,347	20,041
Basic earnings (loss) per share	$0.02	$(0.15)

Diluted:
Net income (loss)	$339	$(3,017)
Weighted-average shares of common stock outstanding	21,041	20,041
Diluted earnings (loss) per share	$0.02	$(0.15)

NOTE 11 - SUBSEQUENT EVENTS

In April 2023, the Company calculated the final contingent consideration due in connection with the acquisition of a payroll business in September 2021. As a result, the fair value of the contingent consideration of $587 was added as an increase to the principal balance due on the promissory note.

In May 2023, the Company paid the outstanding balance of a subordinated note payable in connection with the acquisition of customer relationships of a payroll business that took place in 2022. As a result, the remaining balance of $422 has been paid to the seller consisting of $411 in principal and $11 in accrued interest. There are no further amounts due or owing under this subordinated note payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements made by management that may constitute “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements about our financial results may include expected or projected U.S GAAP and non-U.S. GAAP financial and other operating and non-operating results. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of “forward-looking statements” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, the Company’s results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to—risks associated with breaches of the Company’s security measures; risks associated with the Company’s rate of growth and anticipated revenue run rate, including impact of the current environment, interruptions to supply chains and extended shut down of businesses, political unrest, including the current issues between Russian and Ukraine, reductions in employment and an increase in business failures, specifically among our clients, the Company’s ability to convert deferred revenue and unbilled deferred revenue into revenue and cash flow, and ability to maintain continued growth of deferred revenue and unbilled deferred revenue; possible fluctuations in the Company’s financial and operating results; the expiration of major revenue streams such as Earned Retention Tax Credits; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; privacy concerns and laws and other regulations may limit the effectiveness of our applications; factors affecting the Company’s term loan; domestic and international regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; the financial and other impact of any previous and future acquisitions; the Company’s ability to continue to release, gain customer acceptance of and provide support for new and improved versions of the Company’s services; successful customer deployment and utilization of the Company’s existing and future services; technological developments; the nature of the Company’s business model; interest rates; competition; various financial aspects of the Company’s subscription model; impairment of intangible assets; restrictive debt covenants; interruptions or delays in the Company’s services or the Company’s Web hosting; access to additional capital; the Company’s ability to hire, retain and motivate employees and manage the Company’s growth; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; volatility and weakness in bank and capital markets; factors affecting the Company’s deferred tax assets and ability to value and utilize them; volatility and low trading volume of our common stock; collection of receivables; and general developments in the economy, financial markets, credit markets and the impact of current and future accounting pronouncements and other financial reporting standards.

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

OVERVIEW

Our Business

The following review of Asure’s financial position as of March 31, 2023 and December 31, 2022, and results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with our 2022 Annual Report on Form 10-K filed with the SEC on February 27, 2023. Asure’s internet website address is www.asuresoftware.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q, however we do post information on the investor relations page of our website that we believe may be of interest to our investors.

Asure is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so SMBs can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with and to differentiate themselves with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. We offer our services directly and indirectly through our network of Reseller Partners.

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

Acquisitions

On January 1, 2022, we acquired certain assets of a reseller partner, which were used to provide payroll processing services. The partner is located in the northeastern United States. The aggregate purchase price that the Company paid for these assets was $2,350, paid as follows: (i) $1,939 in cash at closing and (ii) the delivery of a promissory note in the amount of $411. The Company paid the full amount due, including interest, on this promissory note on May 1, 2023.

On September 30, 2021, the Company acquired certain assets of two payroll businesses, which were used to provide payroll processing services. In connection with these acquisitions there are two outstanding promissory notes payable in the amounts of $2,223 and $4,080 as of March 31, 2023, respectively. The acquisition related to the promissory note in the amount of $4,080 also included contingent consideration for which we utilized a Monte Carlo simulation to determine the fair value of the contingent consideration as of March 31, 2023. For the quarter ended March 31, 2023, there was a measurement period adjustment to the fair value of a decrease in the contingent consideration of $69. For the three months ended March 31, 2023 the fair value of the contingent consideration was finally calculated at $587, which was added as an increase to the outstanding principal balance due on the promissory note in the second quarter of 2023.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended March 31,
	2023	2022
Revenues	100%	100%
Gross profit	74%	64%
Sales and marketing	22%	20%
General and administrative	30%	31%
Research and development	6%	7%
Amortization of intangible assets	10%	14%
Total operating expenses	68%	72%
Interest expense	(6)%	(3)%
Other income(expense), net	—%	—%
Income (loss) from operations before income taxes	—%	(12)%
Net income (loss)	1%	(12)%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 84% of total revenue in three months ended March 31, 2023, compared to 94% in three months ended March 31, 2022.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended March 31,		Variance
	2023	2022	$	%
Recurring	$27,956	$23,004	$4,952	22%
Professional services, hardware and other	5,108	1,329	3,779	284%
Total	$33,064	$24,333	$8,731	36%

Recurring Revenues

Recurring revenues include fees for our payroll, payroll tax, tax management, time and labor management, HR compliance services, AsureMarketplace™ and other Asure solutions as well as fees charged for form filings and delivery of client payroll checks and reports. These revenues are derived from fixed amounts charged per billing period and sometimes an additional fee per employee or transaction processed. We do not require clients to enter into long-term contractual commitments for our services. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We also generate recurring revenue from our Reseller Partners that license our solutions. Because recurring revenues are based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues increase as our clients hire more employees. Recurring revenues are recognized in the period services are rendered.

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

This revenue line also includes interest earned on funds held for clients as well as revenues generated via fixed fee arrangements for provisioning and filing for Employee Retention Tax Credit (“ERTC”) credits. Interest earned is generated from funds we collect from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper, fixed income securities and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. The amount of interest we earn from the investment of client funds is also impacted by changes in interest rates. Asure also generates revenues from provisioning and filing for ERTC. Revenue generated for such activity is based on multi-year contracts with volume commitments and is recorded as recurring revenues.

Recurring revenue for the three months ended March 31, 2023 was $27,956, an increase of $4,952, or 22%, from $23,004 for the three months ended March 31, 2022. Recurring revenue increase is primarily due to an increase of approximately $1,874 in interest earned on funds held for clients, an increase of $1,336 in HR compliance revenue, and an increase of $1,157 in revenue from AsureMarketplace™.
Professional Services, Hardware and Other Revenues

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products as well as ERTC revenues that are transactional in nature.

Professional services, hardware and other revenue increased $3,779, or 284%, for the three months ended March 31, 2023 from the similar period in 2022, primarily due to growth in non-recurring ERTC revenue.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended March 31, 2023 was $24,400, an increase of $8,936, or 58%, from $15,464 for the three months ended March 31, 2022. Gross margin as a percentage of revenue was 74% for the three months ended March 31, 2023 as compared to 64% for the three months ended March 31, 2022. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations resulting primarily from a decrease in salaries and benefits driven by consolidation and standardization efforts across the Company, which have reined in costs.

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

Selling and marketing expenses for the three months ended March 31, 2023 were $7,200, an increase of $2,303, or 47%, from $4,897 for the three months ended March 31, 2022, primarily due to increased personnel costs, higher sales commissions owing to increased revenues and higher advertising expense. Selling and marketing expenses as a percentage of revenue increased to 22% for the three months ended March 31, 2023 from 20% for the same period in 2022.

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

General and administrative expenses for the three months ended March 31, 2023 were $9,956, an increase of $2,471, or 33%, from $7,485 for the three months ended March 31, 2022, primarily attributable to increased personnel, share-based compensation, and contracting costs. General and administrative expenses as a percentage of revenue decreased to 30% for the three months ended March 31, 2023 from 31% for the same period in 2022.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended March 31, 2023 were $1,979, an increase of $158, or 9%, from $1,821 for the three months ended March 31, 2022. The increase in R&D expense is primarily attributable to an increase in personnel costs driven by continued enhancements of our products and technologies. R&D expenses as a percentage of revenue decreased to 6% for the three months ended March 31, 2023 from 7% for the same period in 2022.

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

Amortization of Intangible Assets

Amortization expense in operating expenses for the three months ended March 31, 2023 was $3,302, a decrease of $130, or 4%, from $3,432 for the three months ended March 31, 2022. Amortization expense as a percentage of revenue decreased to 10% for the three months ended March 31, 2023 from 14% for the same period in 2022, respectively.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2023 was $1,944 compared to $820 for the three months ended March 31, 2022. Interest expense, net as a percentage of revenue was 6% and 3% for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in interest expense, net in the current period is primarily due to our credit facility with Structural Capital Investments II LP signed in the third quarter of 2021 as discussed in Note 6 - Notes Payable.

Other Income, Net

Other income, net for the three months ended March 31, 2023 was $83 compared to $4 for the three months ended March 31, 2022. Other income, net as a percentage of revenue was negligible for the three months ended March 31, 2023 and March 31, 2022, respectively. For the three months ended March 31, 2023, the amounts in other income, net primarily consisted of contingent liability adjustments.

Income Taxes

For the three months ended March 31, 2023 and 2022, we recorded an income tax benefit attributable to continuing operations of $237 and expense of $30, respectively, a decrease of $267 or 890%.

Net Income (Loss)

We generated income of $339, or $0.02 per share, during the three months ended March 31, 2023, compared to a loss of $3,017, or $0.15 per share, during the three months ended March 31, 2022. Income and loss as a percentage of total revenues was 1% and 12% for the three months ended March 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	March 31, 2023	December 31, 2022
Cash and cash equivalents(1)	$21,438	$17,010
(1)This balance excludes cash equivalents in funds held for clients

Working Capital. We had working capital of $14,191 at March 31, 2023, an increase of $6,098 from working capital of $8,093 at December 31, 2022. Working capital as of March 31, 2023 and December 31, 2022 includes $4,182 and $8,461 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $4,588 for the three months ended March 31, 2023 was primarily driven by non-cash adjustments to our net income of approximately $7,787, primarily due to depreciation and amortization. This was offset by changes in operating assets and liabilities, which resulted in a use of $3,538 in cash. Net cash provided by operating activities of $2,530 for the three months ended March 31, 2022 was driven by non-cash adjustments to our net loss of approximately $5,967, primarily due to depreciation and amortization, offset by our net loss of $3,017. For the three months ended March 31, 2022, changes in operating assets and liabilities resulted in a use of $420 in cash.

Investing Activities. Net cash used in investing activities of $6,647 for the three months ended March 31, 2023 is primarily due to purchases of available-for-sale securities and maturities of $10,189, offset by proceeds from sales and maturities of available-for-sale securities of $5,426. Net cash used in investing activities of $6,719 for the three months ended March 31, 2022 is primarily due to purchases of available-for-sale securities and maturities of $4,504.

Financing Activities. Net cash provided by financing activities was $21,128 for the three months ended March 31, 2023, which primarily consisted of a net increase in client fund obligations of $19,372. Net cash provided by financing activities was $21,296 for the three months ended March 31, 2022, which consisted solely of a net increase in client fund obligations of $21,296.

Sources of Liquidity. As of March 31, 2023, the Company’s principal sources of liquidity consisted of approximately $21,438 of cash, cash equivalents and restricted cash, together with cash generated from operations of our business over the next twelve months.

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

CRITICAL ACCOUNTING POLICIES

We have prepared our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles and included the accounts of our wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in the consolidation. Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end and the reported amounts of revenues and expenses during the fiscal year. The more significant estimates made by management include the valuation allowance for our gross deferred tax asset, the determination of the fair value of our long-lived assets. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of our financial statements for continued reasonableness. We prospectively apply appropriate adjustments, if any, to our estimates based upon our periodic evaluation. For a description of our critical accounting policies, see Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposure from market risks from those disclosed in our 2022 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of March 31, 2023, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

During the period ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of March 31, 2023, we were not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on February 27, 2023, and investors are encouraged to review these risk factors prior to making an investment in the Company.

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

10.1
Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan. (Previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed February 27, 2023)

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

101
The following materials from Asure Software, Inc.’s Condensed Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Income (Loss), (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: May 8, 2023	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Date: May 8, 2023	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer