Form 10-Q
period 2023-06-30
ASURE SOFTWARE INC
filed 2023-08-07
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of August 4, 2023, 20,919,695 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$21,613	$17,010
Accounts receivable, net of allowance for doubtful accounts of $4,863 and $3,248 at June 30, 2023 and December 31, 2022, respectively	16,629	12,123
Inventory	134	251
Prepaid expenses and other current assets	3,960	10,304
Total current assets before funds held for clients	42,336	39,688
Funds held for clients	186,517	203,588
Total current assets	228,853	243,276
Property and equipment, net	12,588	11,439
Goodwill	86,011	86,011
Intangible assets, net	60,635	66,594
Operating lease assets, net	5,898	7,065
Other assets, net	7,033	5,523
Total assets	$401,018	$419,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$6,557	$4,106
Accounts payable	1,365	2,194
Accrued compensation and benefits	4,826	5,791
Operating lease liabilities, current	1,525	1,860
Other accrued liabilities	6,542	3,728
Contingent purchase consideration	2,299	2,955
Deferred revenue	3,293	8,461
Total current liabilities before client fund obligations	26,407	29,095
Client fund obligations	188,863	206,088
Total current liabilities	215,270	235,183
Long-term liabilities:
Deferred revenue	1,334	788
Deferred tax liability	1,589	1,503
Notes payable, net of current portion	30,226	30,795
Operating lease liabilities, noncurrent	5,631	6,459
Other liabilities	154	114
Total long-term liabilities	38,934	39,659
Total liabilities	254,204	274,842
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 21,089 and 20,628 shares issued, 20,705 and 20,244 shares outstanding at June 30, 2023 and December 31, 2022, respectively	211	206
Treasury stock at cost, 384 shares at June 30, 2023 and December 31, 2022	(5,017)	(5,017)
Additional paid-in capital	438,767	433,586
Accumulated deficit	(284,652)	(281,226)
Accumulated other comprehensive loss	(2,495)	(2,483)
Total stockholders’ equity	146,814	145,066
Total liabilities and stockholders’ equity	$401,018	$419,908

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Recurring	$22,960	$19,014	$50,916	$42,018
Professional services, hardware and other	7,460	1,286	12,568	2,615
Total revenue	30,420	20,300	63,484	44,633
Cost of Sales	8,402	8,039	17,066	16,908
Gross profit	22,018	12,261	46,418	27,725
Operating expenses:
Sales and marketing	8,515	4,589	15,715	9,486
General and administrative	10,336	8,696	20,292	16,181
Research and development	1,325	1,472	3,304	3,293
Amortization of intangible assets	3,294	3,352	6,596	6,784
Total operating expenses	23,470	18,109	45,907	35,744
(Loss) income from operations	(1,452)	(5,848)	511	(8,019)
Interest expense, net	(1,593)	(1,085)	(3,538)	(1,901)
Other (expense) income, net	(93)	1,147	(9)	1,147
Loss from operations before income taxes	(3,138)	(5,786)	(3,036)	(8,773)
Income tax expense	627	74	390	104
Net loss	(3,765)	(5,860)	(3,426)	(8,877)
Other comprehensive loss:
Unrealized loss on marketable securities	(493)	(496)	(12)	(1,559)
Comprehensive loss	$(4,258)	$(6,356)	$(3,438)	$(10,436)

Basic and diluted loss per share
Basic	$(0.18)	$(0.29)	$(0.17)	$(0.44)
Diluted	$(0.18)	$(0.29)	$(0.17)	$(0.44)

Weighted average basic and diluted shares
Basic	20,651	20,106	20,500	20,067
Diluted	20,651	20,106	20,500	20,067

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	20,244	$206	$(5,017)	$433,586	$(281,226)	$(2,483)	$145,066
Stock issued upon option exercise and vesting of restricted stock units	375	4	—	1,984	—	—	1,988
Share based compensation	—	—	—	1,337	—	—	1,337
Net income	—	—	—	—	339	—	339
Other comprehensive income	—	—	—	—	—	481	481
Balance at March 31, 2023	20,619	$210	$(5,017)	$436,907	$(280,887)	$(2,002)	$149,211

Stock issued upon option exercise and vesting of restricted stock units	40	—	—	42	—	—	42
Stock issued, ESPP	46	1	—	236	—	—	237
Share based compensation	—	—	—	1,582	—	—	1,582
Net loss	—	—	—	—	(3,765)	—	(3,765)
Other comprehensive loss	—	—	—	—	—	(493)	(493)
Balance at June 30, 2023	20,705	$211	$(5,017)	$438,767	$(284,652)	$(2,495)	$146,814

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

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,426)	$(8,877)
Adjustments to reconcile loss to net cash provided by operations:
Depreciation and amortization	9,675	9,363
Amortization of operating lease assets	775	868
Amortization of debt financing costs and discount	355	345
Non-cash interest expense	1,431	—
Net amortization of premiums and accretion of discounts on available-for-sale securities	(31)	205
Provision for doubtful accounts	1,873	198
Provision for deferred income taxes	86	75
Gain on extinguishment of debt	—	(180)
Net realized losses on sales of available-for-sale securities	(1,024)	(406)
Share-based compensation	2,919	1,544
Loss on disposals of long-term assets	92	1
Change in fair value of contingent purchase consideration	(69)	(955)
Changes in operating assets and liabilities:
Accounts receivable	(6,379)	(627)
Inventory	118	(51)
Prepaid expenses and other assets	4,520	3,890
Operating lease right-of-use assets	189	(997)
Accounts payable	(830)	280
Accrued expenses and other long-term obligations	928	2,099
Operating lease liabilities	(485)	85
Deferred revenue	(4,621)	621
Net cash provided by operating activities	6,096	7,481
Cash flows from investing activities:
Acquisition of intangible asset	—	(2,039)
Purchases of property and equipment	(1,020)	(306)
Software capitalization costs	(3,301)	(1,805)
Purchases of available-for-sale securities	(18,885)	(19,870)
Proceeds from sales and maturities of available-for-sale securities	5,940	2,450
Net cash used in investing activities	(17,266)	(21,570)
Cash flows from financing activities:
Payments of notes payable	(643)	—
Net proceeds from issuance of common stock	2,266	192
Net change in client fund obligations	(17,225)	(32,716)
Net cash used in financing activities	(15,602)	(32,524)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(26,772)	(46,613)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	164,042	198,743
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$137,270	$152,130

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$21,613	$14,594
Restricted cash and restricted cash equivalents included in funds held for clients	115,657	137,536
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$137,270	$152,130

Supplemental information:
Cash paid for interest	$2,119	$1,435
Cash paid for income taxes	$466	$175

Non-cash investing and financing activities:
Acquisition of intangible assets	$954	$—
Notes payable issued for acquisitions	$—	$411

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so SMBs can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with and to differentiate themselves with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. The Company’s approach to HR compliance services incorporates artificial intelligence technology to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of Reseller Partners.

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

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas and from our processing hubs in California, Florida, New Jersey, New York, Tennessee, and Vermont.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2023, comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2023 and June 30, 2022, and cash flows for the six months ended June 30, 2023 and June 30, 2022. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the consolidated financial position or consolidated results of operations of the Company.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto filed with the SEC in our annual report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Annual Report on Form 10-K”). The Company’s results for any interim period are not necessarily indicative of results for a full fiscal year.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Restricted cash consists of cash balances which are restricted as to withdrawal or usage. As of December 31, 2022, the Company had a restricted cash balance of $500 related to the collateralization of a letter of credit issued by South State Bank in connection with its money transmission licenses, which was released in the first quarter of 2023. As of June 30, 2023, the Company had no restricted cash.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), which establishes a new approach to estimate credit losses on certain financial instruments. The update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended guidance will also update the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss. The standard became effective for interim and annual periods beginning after December 15, 2022. Effective January 1, 2023, the Company adopted the provisions of ASU No. 2016-13 and determined that adoption did not have a material impact on our consolidated financial statements.

ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2023 and December 31, 2022, accumulated other comprehensive loss consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2022

Effective January 1, 2022, the Company acquired customer relationships of a payroll business for a cash payment of $1,970, which included $31 of transaction costs, and the delivery of a promissory note in the amount of $411. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. In May 2023, the Company paid the remaining balance of $422 on the promissory note, consisting of $411 in principal and $11 in accrued interest. As of June 30, 2023, there are no further amounts due or owing under the subordinated promissory note.

2021 and 2020

In September 2021, the Company acquired certain assets of two payroll businesses, which were used to provide payroll processing services. In connection with these acquisitions there are two outstanding promissory notes payable in the amounts of $2,223 and $4,667 as of June 30, 2023. One promissory note also includes contingent consideration for which the Company calculated the final value to be $587 as of June 30, 2023. The contingent consideration was added as an increase to the principal balance due on the promissory note during the second quarter of 2023.

In July 2020, the Company acquired certain assets of a payroll tax business. The Asset Purchase Agreement set forth two subsequent purchase consideration payments, which are contingent on certain thresholds. The first contingent purchase consideration was paid in June 2021. The outstanding contingent purchase consideration of $2,299 was valued based on the trailing twelve-month revenue at October 31, 2021 and was paid in shares of the Company’s common stock in July 2023, see Note 12, Subsequent Events for information regarding final payment of the outstanding contingent purchase consideration occurring after June 30, 2023.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
June 30, 2023
Assets:
Funds held for clients
Money market funds	$14	$14	$—	$—
Available-for-sale securities	70,860	—	70,860	—
Total	$70,874	$14	$70,860	$—

Liabilities:
Contingent purchase consideration(1)	$2,299	$—	$—	$2,299
Total	$2,299	$—	$—	$2,299

December 31, 2022
Assets:
Funds held for clients
Money market funds	$2,829	$2,829	$—	$—
Available-for-sale securities	56,556	—	56,556	—
Total	$59,385	$2,829	$56,556	$—

Liabilities:
Contingent purchase consideration(1)	$2,955	$—	$—	$2,955
Total	$2,955	$—	$—	$2,955
(1)See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the contingent purchase consideration.

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
June 30, 2023
Restricted cash equivalents	$14	$—	$—	$14
Available-for-sale securities:
Certificates of deposit	976	3	(2)	977
Corporate debt securities	67,108	11	(2,134)	64,985
Municipal bonds	4,774	—	(328)	4,446
U.S. Government agency securities	500	—	(48)	452
Total available-for-sale securities	73,358	14	(2,512)	70,860

Total(2)	$73,372	$14	$(2,512)	$70,874

December 31, 2022
Restricted cash equivalents	$2,829	$—	$—	$2,829
Available-for-sale securities:
Certificates of deposit	983	4	(2)	985
Corporate debt securities	52,251	1	(2,023)	50,229
Municipal bonds	5,297	—	(405)	4,892
U.S. Government agency securities	500	—	(50)	450
Total available-for-sale securities	59,031	5	(2,480)	56,556

Total(2)	$61,860	$5	$(2,480)	$59,385

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of June 30, 2023 and December 31, 2022, there were 8 and 3 securities, respectively, in an unrealized gain position and there were 160 and 124 securities in an unrealized loss position, respectively. As of June 30, 2023, these unrealized losses were less than $82 individually and $2,512 in the aggregate. As of December 31, 2022, these unrealized losses were less than $96 individually and $2,480 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the credit rating of the investment, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At June 30, 2023 and December 31, 2022, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	June 30, 2023	December 31, 2022
Restricted cash and cash equivalents held to satisfy client funds obligations	$115,657	$147,032
Restricted short-term marketable securities held to satisfy client funds obligations	9,762	9,174
Restricted long-term marketable securities held to satisfy client funds obligations	61,098	47,382
Total funds held for clients	$186,517	$203,588

Expected maturities of available-for-sale securities as of June 30, 2023 are as follows (in thousands):

One year or less	$9,762
After one year through five years	61,098
Total	$70,860

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2022	Acquisitions	June 30, 2023
Goodwill	$86,011	$—	$86,011

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of June 30, 2023, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	December 31, 2022	Acquisitions	June 30, 2023
Customer relationships	$116,971	$—	$116,971
Developed technology	12,001	—	12,001
Reseller relationships	1,344	954	2,298
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
	$132,228	$954	$133,182

The gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2023 are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
June 30, 2023
Customer relationships	8.7	$116,971	$(59,235)	$57,736
Developed technology	6.9	12,001	(10,601)	1,400
Reseller relationships	6.5	2,298	(926)	1,372
Trade names	3.0	880	(863)	17
Non-compete agreements	5.2	1,032	(922)	110
	8.4	$133,182	$(72,547)	$60,635

December 31, 2022
Customer relationships	8.7	$116,971	$(52,700)	$64,271
Developed technology	6.6	12,001	(10,283)	1,718
Reseller relationships	6.9	1,344	(889)	455
Trade names	3.0	880	(847)	33
Non-compete agreements	5.2	1,032	(915)	117
	8.4	$132,228	$(65,634)	$66,594

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $6,596 and $6,784 for the six months ended June 30, 2023 and 2022, respectively. Amortization expenses recorded in Cost of Sales were $318 and $593 for the six months ended June 30, 2023 and 2022, respectively. There was no impairment of intangibles during the six months ended June 30, 2023 based on the qualitative assessment performed by the Company. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of June 30, 2023 (in thousands):

2023	$6,765
2024	13,498
2025	12,713
2026	9,601
2027	7,426
2028	5,957
Thereafter	4,675
$60,635

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	June 30, 2023	December 31, 2022
Subordinated Notes Payable – Acquisitions(1)	12/31/2022 – 9/30/2026	2.00% - 3.00%	$6,890	$6,947
Senior Credit Facility	10/1/2025	14.00%	32,190	30,607
Gross Notes Payable			$39,080	$37,554
(1)See Note 3 — Business Combinations and Asset Acquisitions and Subordinated Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
June 30, 2023
Current portion of notes payable	$7,190	$(633)	$6,557
Notes payable, net of current portion	31,890	(1,664)	30,226
Total	$39,080	$(2,297)	$36,783

December 31, 2022
Current portion of notes payable	$4,774	$(668)	$4,106
Notes payable, net of current portion	32,780	(1,985)	30,795
Total	$37,554	$(2,653)	$34,901

The following table summarizes the future principal payments related to our outstanding debt as of June 30, 2023 (in thousands):

2023	$4,190
2024	6,420
2025	25,068
2026	3,402
Total	$39,080

Subordinated Notes Payable - Acquisitions

In January 2023, the Company resolved the outstanding claims for indemnification for which it was withholding payment of the subordinated note payable as security for such claim. As a result of the resolution of those claims, the remaining balance of $232 has been paid to the Seller ($182) and to the claimant ($50) in satisfaction of its claim. There are no further amounts due or owing under this subordinated promissory note.

In April 2023, the Company calculated the final contingent consideration due in connection with the acquisition of a payroll business in September 2021. As a result, the fair value of the contingent consideration of $587 was added as an increase to the principal balance due on the promissory note.

In May 2023, the Company paid the outstanding balance of a subordinated note payable in connection with the acquisition of customer relationships of a payroll business that took place in 2022. As a result, the Company paid the remaining balance of $422 on the promissory note consisting of $411 in principal and $11 in accrued interest. As of June 30, 2023, there are no further amounts due or owing under the subordinated note payable.

Senior Credit Facility with Structural Capital Investments III, LP

On September 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Structural Capital Investments III, LP (“Structural” and together with the other lenders that are or become parties thereto, the “Lenders”), and Ocean II PLO LLC, as administrative and collateral agent for the Lenders (“Agent”), under the terms of which the Lenders have committed to lend us up to $50,000 in term loan financing to support our growth needs (the “Facility”). Of the amount committed by the Lenders, the Company drew $30,000 in September 2021, and the remaining $20,000 has lapsed. The Company also entered into a secured promissory note with the Agent evidencing our obligations under the Facility. The Company’s obligations are further guaranteed by each of our subsidiaries and secured by our assets and the assets of our subsidiaries.

At the onset of the agreement, we paid to the Lenders an origination fee of $500. Interest accrues on any outstanding balance at a rate equal to the greater of 9.0% or the Prime Rate, plus 5.75% (the “Basic Rate”) and is payable in advance, which as of June 30, 2023 was 14.00%. In addition, interest is paid in kind (“PIK”) at a rate of 1.00% or 1.25% based on our APR Ratio, measured on a quarterly basis. The PIK interest is added to our outstanding balance and accrues interest at the Basic Rate. Interest only payments are due until October 2023, with an option to extend until October 2024, dependent on certain financial or revenue metrics before the end of the first twenty-four months of the Facility.

Principal payments begin after the expiration of the interest only period, and are based on a five year amortization schedule, with a balloon payment due in October 2025. The table above in this Note 6 — Notes Payable summarizing future principal payments assumes the Company will not extend the period of interest only payments to October 2024. Upon payment in full of the obligations under the Facility, we agreed to pay Lenders a final payment fee equal to 1.0% of the increase in our market capitalization since September 10, 2021, at that time valued at $182,400.

The Company has agreed to provide the Lenders the right to participate in a future offering—whether public or private—on the same terms and conditions as other investors for an amount not to exceed $3,000.

There are no financial covenants under the agreement if our net cash position is equal to or greater than zero. If our net cash position is less than zero, the Company would be subject to the following financial covenants: (i) unrestricted cash of no less than $5,000, (ii) maintain an ARR ratio of no less than 0.70:1.00 through September 10, 2023, and (iii) maintain an ARR ratio of no less than 0.60:1.00 from September 10, 2023 through the remainder of the term of the Facility. The ARR ratio would be the ratio of our tested debt to our annual recurring revenue and would be measured on a quarterly basis. Our tested debt consists of our outstanding obligations under the Facility (exclusive of PIK interest) and any indebtedness issued or earnouts owed to sellers in connection with acquisitions.

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $4,863, were $16,629 at June 30, 2023. Receivables from contracts with customers, net of allowance for doubtful accounts of $3,248, were $12,123 at December 31, 2022. The increase in the receivable balance during the first six months of 2023 is primarily due to deferred payment terms on many of our Earned Retention Tax Credit commitments. No customer represented more than 10% of our net accounts receivable balance as of June 30, 2023 and December 31, 2022, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $8,314 and $6,660 at June 30, 2023 and December 31, 2022, respectively. The amount of amortization recognized for the three and six months ended June 30, 2023 was $650 and $1,147, respectively, and for the three and six months ended June 30, 2022 was $435 and $780, respectively.

Deferred Revenue

During the three and six months ended June 30, 2023, revenue of $170 and $5,783, respectively, and during the three and six months ended June 30, 2022, revenue of $293 and $3,205, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2023, approximately $23,124 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 87% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three and six months ended June 30, 2023 and 2022, there were no customers that individually represented 10% or more of consolidated revenue.

NOTE 8 - LEASES

We have entered into office space lease agreements, which qualify as operating leases under ASU No. 2016-02, “Leases (Topic 842)”. Under such leases, the lessors receive annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one year to eight years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$884	$576	$1,415	$1,142
Sublease income	(4)	(11)	(9)	(21)
Net rent expense	$880	$565	$1,406	$1,121

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 9% and 8% as of June 30, 2023 and December 31, 2022, respectively. The weighted average remaining lease term is five years as of June 30, 2023 and December 31, 2022.

Supplemental cash flow information related to operating leases for the six months ended June 30 are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,439	$1,133
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$1,512

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

2023	$1,081
2024	2,017
2025	1,765
2026	1,313
2027	1,121
2028	1,074
Thereafter	568
Total minimum lease payments	8,939
Less: imputed interest	(1,783)
Total lease liabilities	$7,156

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our shareholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder. In January 2023, we granted Performance Stock Units (“PSU”) to certain members of management under the 2018 Plan. Each PSU will convert into one restricted stock unit (“RSU”) at the end of the performance period. The number of RSUs into which the PSUs convert for each member of management who received the award will be a sliding scale between 0% to 200% of the target amount based on the Company’s achievement of certain performance metrics tied to the Company’s recurring revenue and gross profit for 2023. Once converted, the RSU will vest as follows: one-third on the date the PSU is converted (which is expected to be between January 1, 2024 and March 31, 2024), one-third will vest on January 2, 2025, and one-third will vest on January 2, 2026.

The number of shares reserved for issuance under the 2018 Plan is 4,350 shares. We have an aggregate of 2,557 options, RSUs and PSUs granted and outstanding pursuant to the 2018 Plan as of June 30, 2023. As of June 30, 2023, the number of shares available for future grant under the 2018 Plan is 1,625.

Share based compensation for our stock option plans for the three months ended June 30, 2023 and June 30, 2022 was $1,582 and $814, respectively, and for the six months ended June 30, 2023 and June 30, 2022 was $2,919 and $1,544, respectively. We issued 6 shares of common stock related to exercises of stock options for the three months ended June 30, 2023 and issued no shares of common stock related to exercises for the three months ended June 30, 2022. We issued 26 and 30 shares of common stock upon the vesting of restricted stock units for the three months ended June 30, 2023 and 2022, respectively.

NOTE 10 - NET LOSS PER SHARE

We compute net income or loss per share based on the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options or vesting of RSUs and in some cases PSUs. In periods of net income, we compute the adjustment to the denominator of our dilutive net earnings per share calculation to include these stock options, RSUs, and PSUs, as applicable, using the treasury stock method. Regardless of the period resulting in net income or net loss, we exclude the adjustment to the denominator of our dilutive net loss per share calculation to the extent that they are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic:
Net loss	$(3,765)	$(5,860)	$(3,426)	$(8,877)
Weighted-average shares of common stock outstanding	20,651	20,106	20,500	20,067
Basic loss per share	$(0.18)	$(0.29)	$(0.17)	$(0.44)

Diluted:
Net loss	$(3,765)	$(5,860)	$(3,426)	$(8,877)
Weighted-average shares of common stock outstanding	20,651	20,106	20,500	20,067
Diluted loss per share	$(0.18)	$(0.29)	$(0.17)	$(0.44)

NOTE 11 - EMPLOYEE RETENTION TAX CREDIT

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (“ERTC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERTC. We qualified for the ERTC in the first three quarters of 2021. During the quarter ended September 30, 2021, we recorded an aggregate benefit of $10,533 in our Condensed Consolidated Statements of Comprehensive Loss to reflect the ERTC payable to us for the first three quarters in 2021 presented as other current assets within our Condensed Consolidated Balance Sheets. In 2022, the Company received cash of $3,457, reflecting a portion of our ERTC. In January and February 2023, the Company received the remaining balance of $7,076 for the ERTC benefit.

NOTE 12 - SUBSEQUENT EVENTS

In July 2023, the Company paid the outstanding contingent purchase consideration due in connection with the acquisition of a payroll tax business in July 2020, see Note 3 - Business Combinations and Asset Acquisitions for more detail on the July 2020 acquisition. As a result, the outstanding contingent consideration of $2,299 was extinguished with 214 shares of the Company’s common stock in lieu of cash and no further contingent purchase obligation remains.

On August 7, 2023, the Company entered into an amendment to the Senior Credit Facility described in Note 6 – Notes Payable, whereby the Final Payment Fee (as defined in the Loan Agreement) was settled for $1,677 (the “Settled Amount”) which was paid on August 7, 2023. The Final Payment was originally equal to 1.0% of the increase in our market capitalization since September 10, 2021, and was due upon payment in full of the obligations under the Senior Credit Facility. The Settled Amount is subject to adjustment and any adjusted amount, if due, is expected to be immaterial in amount and would be paid no later than August 18, 2023. In addition, we also paid the Lenders a fee equal to $250, which will be credited against reimbursable expenses owed to Lenders in a future refinancing of the Senior Credit Facility if it occurs before December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements made by management that may constitute “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements about our financial results may include expected or projected U.S GAAP and non-U.S. GAAP financial and other operating and non-operating results. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of “forward-looking statements” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, the Company’s results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to—risks associated with breaches of the Company’s security measures; risks associated with the Company’s rate of growth and anticipated revenue run rate, including impact of the current environment; interruptions to supply chains and extended shut down of businesses; political unrest, including the current issues between Russia and Ukraine; reductions in employment and an increase in business failures, specifically among our clients; the Company’s ability to convert deferred revenue and unbilled deferred revenue into revenue and cash flow, and ability to maintain continued growth of deferred revenue and unbilled deferred revenue; possible fluctuations in the Company’s financial and operating results; the expiration of major revenue streams such as Earned Retention Tax Credits; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; privacy concerns and laws and other regulations may limit the effectiveness of our applications; factors affecting the Company’s term loan; domestic and international regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; the financial and other impact of any previous and future acquisitions; the Company’s ability to continue to release, gain customer acceptance of and provide support for new and improved versions of the Company’s services; successful customer deployment and utilization of the Company’s existing and future services; technological developments; the nature of the Company’s business model; interest rates; competition; various financial aspects of the Company’s subscription model; impairment of intangible assets; restrictive debt covenants; interruptions or delays in the Company’s services or the Company’s Web hosting; access to additional capital; the Company’s ability to hire, retain and motivate employees and manage the Company’s growth; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; volatility and weakness in bank and capital markets; factors affecting the Company’s deferred tax assets and ability to value and utilize them; volatility and low trading volume of our common stock; collection of receivables; and general developments in the economy, financial markets, credit markets and the impact of current and future accounting pronouncements and other financial reporting standards.

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

OVERVIEW

Our Business

The following review of Asure’s financial position as of June 30, 2023 and December 31, 2022, and results of operations for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our 2022 Annual Report on Form 10-K filed with the SEC on February 27, 2023. Asure’s internet website address is www.asuresoftware.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q. However, we do post information on the investor relations page of our website that we believe may be of interest to our investors.

Asure is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so SMBs can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with and to differentiate themselves with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. The Company’s approach to HR compliance services incorporates artificial intelligence technology to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of Reseller Partners.

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

Acquisitions

On January 1, 2022, we acquired certain assets of a reseller partner, which were used to provide payroll processing services. The partner is located in the northeastern United States. The aggregate purchase price that the Company paid for these assets was $2,350, as follows: (i) $1,970 in cash at closing (including $31 of transaction costs) and (ii) the delivery of a promissory note in the amount of $411. The Company paid the full amount due, including interest, on this promissory note on May 1, 2023.

On September 30, 2021, the Company acquired certain assets of two payroll businesses, which were used to provide payroll processing services. In connection with these acquisitions there are two outstanding promissory notes payable in the amounts of $2,223 and $4,667 as of June 30, 2023. The acquisition related to the promissory note in the amount of $4,667 also included contingent purchase consideration. As of June 30, 2023, the Company calculated the final contingent consideration due in connection with the acquisition. As a result, the fair value for the contingent consideration was determined to be $587, which was added as an increase to the principal balance due on the promissory note during the second quarter of 2023. The two outstanding promissory notes mature on September 30, 2023 and September 30, 2026.

In July 2020, the Company acquired certain assets of a payroll tax business. The Asset Purchase Agreement set forth two subsequent purchase consideration payments, which are contingent on certain thresholds. The first contingent purchase consideration was paid in June 2021. The outstanding contingent purchase consideration of $2,299 was paid in July 2023 through the issuance of 214 shares of the Company’s common stock in lieu of cash. As a result, no further contingent purchase obligation remains.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in the Company’s Condensed Consolidated Statements of Comprehensive Loss:

	Six Months Ended June 30,
	2023	2022
Revenues	100%	100%
Gross profit	73%	62%
Sales and marketing	25%	21%
General and administrative	32%	36%
Research and development	5%	7%
Amortization of intangible assets	10%	15%
Total operating expenses	72%	80%
Interest expense	(6)%	(4)%
Other (expense) income, net	—%	3%
Loss from operations before income taxes	(5)%	(20)%
Net loss	(5)%	(20)%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 80% of total revenue in six months ended June 30, 2023, compared to 94% in six months ended June 30, 2022.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended June 30,		Variance
	2023	2022	$	%
Recurring	$22,960	$19,014	$3,946	21%
Professional services, hardware and other	7,460	1,286	6,174	480%
Total	$30,420	$20,300	$10,120	50%

	Six Months Ended June 30,		Variance
	2023	2022	$	%
Recurring	$50,916	$42,018	$8,898	21%
Professional services, hardware and other	12,568	2,615	9,953	381%
Total	$63,484	$44,633	$18,851	42%

Recurring Revenues

Recurring revenues include fees for our payroll, payroll tax, tax management, time and labor management, HR compliance services, AsureMarketplace™ and other Asure solutions as well as fees charged for form filings and delivery of client payroll checks and reports. These revenues are derived from fixed amounts charged per billing period and sometimes an additional fee per employee or transaction processed. We do not require clients to enter into long-term contractual commitments for our services. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We also generate recurring revenues from our Reseller Partners that license our solutions. Because recurring revenues are based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues increase as our clients hire more employees. Recurring revenues are recognized in the period services are rendered.

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

Our revenue also includes interest earned on funds held for clients as well as revenues generated via fixed fee arrangements for provisioning and filing for Employee Retention Tax Credit (“ERTC”) credits. Interest earned is generated from funds we collect from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper, fixed income securities and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. The amount of interest we earn from the investment of client funds is also impacted by changes in interest rates. Asure also generates revenues from provisioning and filing for ERTC. Revenue generated for such activity is based on multi-year contracts with volume commitments and is recorded as recurring revenues.

Recurring revenue for the three months ended June 30, 2023 was $22,960, an increase of $3,946, or 21%, from $19,014 for the three months ended June 30, 2022. Recurring revenue increase is primarily due to an increase in HR compliance revenue, an increase in interest earned on funds held for clients, and an increase in revenue from AsureMarketplace™.

Recurring revenue for the six months ended June 30, 2023 was $50,916, an increase of $8,898, or 21%, from $42,018 for the six months ended June 30, 2022. Recurring revenue increase is primarily due to an increase of approximately $3,800 in interest earned on funds held for clients, an increase of $3,200 in HR compliance revenue, and an increase of $1,900 in revenue from AsureMarketplace™.
Professional Services, Hardware and Other Revenues

Professional services, hardware and other revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products as well as ERTC revenues that are transactional in nature.

Professional services, hardware and other revenue increased $6,174, or 480%, for the three months ended June 30, 2023 from the similar period in 2022, primarily due to growth in non-recurring ERTC revenues. ERTC revenues are expected to wind down as ERTC tax credits under the CARES Act and such regulations will expire in 2025.

Professional services, hardware and other revenue increased $9,953, or 381%, for the six months ended June 30, 2023 from the similar period in 2022, primarily due to growth in non-recurring ERTC revenues.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended June 30, 2023, was $22,018, an increase of $9,757, or 80%, from $12,261 for the three months ended June 30, 2022. Gross margin as a percentage of revenue was 72% for the three months ended June 30, 2023 as compared to 60% for the three months ended June 30, 2022. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations driven by consolidation and standardization efforts across the Company.

Consolidated gross profit for the six months ended June 30, 2023 was $46,418, an increase of $18,693, or 67%, from $27,725 for the six months ended June 30, 2022. Gross margin as a percentage of revenue was 73% for the six months ended June 30, 2023 as compared to 62% for the six months ended June 30, 2022. Our increase in gross margin is primarily attributable to the increase in revenue and more efficient operations driven by consolidation and standardization efforts across the Company.

Our cost of sales relates primarily to direct product costs, compensation for operations and related consulting expenses, hardware expenses, and the amortization of our purchased software development costs. We include intangible amortization related to developed and acquired technology within cost of sales.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries and related expenses for sales and marketing staff, including stock-based expenses and commissions. Marketing programs includes events, corporate communications and product marketing activities.

Sales and marketing expenses for the three months ended June 30, 2023 were $8,515, an increase of $3,926, or 86%, from $4,589 for the three months ended June 30, 2022, primarily due to an increase in direct sales personnel, higher sales commissions owing to increased revenues, and an increase in accounts receivable reserves. Sales and marketing expenses as a percentage of revenue increased to 28% for the three months ended June 30, 2023 from 23% for the same period in 2022.

Sales and marketing expenses for the six months ended June 30, 2023 were $15,715, an increase of $6,229, or 66%, from $9,486 for the six months ended June 30, 2022, primarily due to an increase in direct sales personnel, higher sales commissions owing to increased revenues, and an increase in accounts receivable reserves. Sales and marketing expenses as a percentage of revenue increased to 25% for the six months ended June 30, 2023 from 21% for the same period in 2022.

We expect to continue to expand and increase selling costs as we focus on hiring direct sales personnel, expanding recognition of our brand, and lead generation.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related expenses, including stock-based expenses for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, and other corporate expenses such as transaction costs for acquisitions.

General and administrative expenses for the three months ended June 30, 2023 were $10,336, an increase of $1,640, or 19%, from $8,696 for the three months ended June 30, 2022, primarily attributable to increased personnel, share-based compensation, and contracting costs. General and administrative expenses as a percentage of revenue decreased to 34% for the three months ended June 30, 2023 from 43% for the same period in 2022.

General and administrative expenses for the six months ended June 30, 2023 were $20,292, an increase of $4,111, or 25%, from $16,181 for the six months ended June 30, 2022, primarily attributable to increased personnel, share-based compensation, and contracting costs. General and administrative expenses as a percentage of revenue decreased to 32% for the six months ended June 30, 2023 from 36% for the same period in 2022.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended June 30, 2023 were $1,325, a decrease of $147, or 10%, from $1,472 for the three months ended June 30, 2022. The decrease in R&D expense is primarily attributable to an increase in capitalized software expenses driven by continued investments in development of our products, partially offset by higher personnel costs. R&D expenses as a percentage of revenue decreased to 4% for the three months ended June 30, 2023 from 7% for the same period in 2022.

R&D expenses for the six months ended June 30, 2023 were $3,304, and remained flat compared with $3,293 for the six months ended June 30, 2022. R&D expenses as a percentage of revenue decreased to 5% for the six months ended June 30, 2023 from 7% for the same period in 2022.

We plan to continue to enhance our products and technologies by leveraging the latest technology stack, Robotic Process Automation (“RPA”), and artificial intelligence (“AI”), and development partnerships. We expect that our expanded investment in product, engineering, SaaS hosting, mobile and hardware technologies will lay the groundwork for broader market opportunities and represent a key aspect of our competitive differentiation. We also plan to expand our technological resources through organic improvements and acquired intellectual property. We expect to continue to expand the breadth of integration between our solutions, allowing direct clients and resellers the ability to easily add and implement components across our entire solution set. Our initiatives include providing our customers with more accurate and efficient automation powered by an informed knowledge base. Consistent with that effort, our engineering team utilizes an AI development Copilot to increase their productivity and efficiency. Our operations team utilizes a digital assistant to allow for a more efficient and accurate way to automate repetitive tasks, which we believe will free up our time for more strategic work and reducing the risk of errors. We are committed to providing the best-in-class solutions.

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

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2023 was $3,294, a decrease of $58, or 2%, from $3,352 for the three months ended June 30, 2022. Amortization expense as a percentage of revenue decreased to 11% for the three months ended June 30, 2023 from 17% for the same period in 2022.

Amortization expense for the six months ended June 30, 2023 was $6,596, a decrease of $188, or 3%, from $6,784 for the six months ended June 30, 2022. Amortization expense as a percentage of revenue decreased to 10% for the six months ended June 30, 2023 from 15% for the same period in 2022.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2023 was $1,593 compared to $1,085 for the three months ended June 30, 2022. Interest expense, net as a percentage of revenue was 5% for the three months ended June 30, 2023 and June 30, 2022. The increase in interest expense, net in the current period is primarily due to the interest rates on our borrowings under our credit facility with Structural Capital Investments II LP.

Interest expense, net for the six months ended June 30, 2023 was $3,538 compared to $1,901 for the six months ended June 30, 2022. Interest expense, net as a percentage of revenue was 6% and 4% for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in interest expense, net in the current period is primarily due to the interest rates on our borrowings under our credit facility with Structural Capital Investments II LP.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended June 30, 2023 was $(93) compared to $1,147 for the three months ended June 30, 2022. Other (expense) income, net as a percentage of revenue was negligible for the three months ended June 30, 2023 compared to 6% for the same period ended June 30, 2022. For the three months ended June 30, 2023, the amounts in other (expense) income, net primarily consisted of loss on disposal of assets. For the three months ended June 30, 2022, the amounts in other (expense) income, net primarily consisted of a fair value adjustment on contingent purchase consideration in connection with the acquisition of a payroll business in September 2021.

Other (expense) income, net for the six months ended June 30, 2023 was $(9) compared to $1,147 for the six months ended June 30, 2022. Other (expense) income, net as a percentage of revenue was negligible for the six months ended June 30, 2023, and 3% for the six months ended June 30, 2022. For the six months ended June 30, 2023, the amounts in other (expense) income, net primarily consisted of loss on disposal of assets. For the six months ended June 30, 2022, the amounts in other (expense) income, net primarily consisted of a fair value adjustment on contingent purchase consideration in connection with the acquisition of a payroll business in September 2021.

Income Taxes

For the three months ended June 30, 2023 and 2022, we recorded income tax expense attributable to continuing operations of $627 and $74, respectively, an increase of $553 or 747%.

For the six months ended June 30, 2023 and 2022, we recorded income tax expense attributable to continuing operations of $390 and $104, respectively, an increase of $286 or 275%.

Net Loss

We incurred a loss of $3,765, or $0.18 per share, during the three months ended June 30, 2023, compared to a loss of $5,860, or $0.29 per share, during the three months ended June 30, 2022. Loss as a percentage of total revenues was 12% and 29% for the three months ended June 30, 2023 and 2022, respectively.

We incurred a loss of $3,426, or $0.17 per share, during the six months ended June 30, 2023, compared to a loss of $8,877, or $0.44 per share, during the six months ended June 30, 2022. Loss as a percentage of total revenues was 5% and 20% for the six months ended June 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	June 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash(1)	$21,613	$17,010
(1)This balance excludes cash equivalents in funds held for clients

Working Capital. We had working capital of $13,583 at June 30, 2023, an increase of $5,490 from working capital of $8,093 at December 31, 2022. Working capital as of June 30, 2023 and December 31, 2022 includes $3,293 and $8,461 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $6,096 for the six months ended June 30, 2023 was primarily driven by non-cash adjustments to our net loss of approximately $16,082, primarily due to depreciation and amortization. This was offset by changes in operating assets and liabilities, which resulted in a use of $6,560 in cash. Net cash provided by operating activities of $7,481 for the six months ended June 30, 2022 was driven by non-cash adjustments to our net loss of approximately $11,058, primarily due to depreciation and amortization, offset by our net loss of $8,877. For the six months ended June 30, 2022, changes in operating assets and liabilities resulted in cash provided of $5,300.

Investing Activities. Net cash used in investing activities of $17,266 for the six months ended June 30, 2023 is primarily due to purchases of available-for-sale securities and maturities of $18,885, offset by proceeds from sales and maturities of available-for-sale securities of $5,940. Net cash used in investing activities of $21,570 for the six months ended June 30, 2022 is primarily due to purchases of available-for-sale securities and maturities of $19,870.

Financing Activities. Net cash used in financing activities was $15,602 for the six months ended June 30, 2023, which primarily consisted of a net decrease in client fund obligations of $17,225. Net cash used in financing activities was $32,524 for the six months ended June 30, 2022, which primarily consisted of a net decrease in client fund obligations of $32,716.

Principal payments on the Senior Credit Facility with Structural Capital Investments III, LP begin in October 2023 after the expiration of the interest only period, and are based on a five year amortization schedule, with a balloon payment due in October 2025. The Company also has two promissory notes outstanding in connection with two payroll businesses acquired in September 2021, in the amounts of $2,223 and 4,667 as of June 30, 2023. The two outstanding promissory notes mature on September 30, 2023 and September 30, 2026.

Sources of Liquidity. As of June 30, 2023, the Company’s principal sources of liquidity consisted of approximately $21,613 of cash, cash equivalents and restricted cash, together with cash generated from operations of our business over the next twelve months.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions; however we do believe that we have sufficient liquidity to support our business operations for at least the next twelve months. Future business demands may lead to cash utilization at levels greater than recently experienced or expected. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the near future. Further, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of June 30, 2023, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of June 30, 2023, we were not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on February 27, 2023, and investors are encouraged to review these risk factors prior to making an investment in us.

Issues in the use of artificial intelligence (“AI”) in our HCM products and services may result in reputational harm or liability to us.

We are enhancing our products and technologies by leveraging artificial intelligence (“AI”) and we expect AI to be a growing element of our business offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business and product offerings and their reliability. AI algorithms may be flawed. Datasets may be insufficient or of poor quality, or contain biased information. We intend that the product offerings and services integrating AI will assist our customers in data collection. If the information that AI applications assist us in producing for our customers are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Though our business practices are designed to mitigate many of these risks, our ability to produce data-driven insights for our customers as we leverage AI in our HCM technology may be constrained by current and future regulatory requirements, thereby restricting our ability to use data in innovative ways to support the needs of our customers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2023, the Company paid the outstanding contingent purchase consideration due in connection with the acquisition of a payroll tax business in July 2020, see Note 3 - Business Combinations and Asset Acquisitions for more detail on the July 2020 acquisition. As a result, the outstanding contingent consideration of $2,299 was extinguished with 214 shares of the Company’s common stock in lieu of cash and no further contingent obligation remains. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with foregoing issuance of the securities.

Numbers in this Item 2 are reflected in thousands.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 7, 2023, the Company entered into an amendment to the Senior Credit Facility described in Note 6 – Notes Payable, whereby the Final Payment Fee (as defined in the Loan Agreement) was settled for $1,677 (the “Settled Amount”) which was paid on August 7, 2023. The Final Payment was originally equal to 1.0% of the increase in our market capitalization since September 10, 2021, and was due upon payment in full of the obligations under the Senior Credit Facility. The Settled Amount is subject to adjustment and any adjusted amount, if due, is expected to be immaterial in amount and would be paid no later than August 18, 2023. In addition, the Company also paid the Lenders a fee equal to $250, which will be credited against reimbursable expenses owed to Lenders in a future refinancing of the Senior Credit Facility if it occurs before December 31, 2024.

Numbers in this Item 5 are reflected in thousands.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as a part of this Quarterly Report on Form 10-Q:

(1)Financial Statements:

The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

(2)Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

(3)Exhibits:

EXHIBIT NUMBER	DESCRIPTION

10.1*	Amendment No. 2 to Loan and Security Agreement between Structural Capital Investments III, LP, Ocean II PLO LLC and Asure Software, Inc., dated August 7, 2023.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following materials from Asure Software, Inc.’s Condensed Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: August 7, 2023	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Date: August 7, 2023	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer