Form 10-Q
period 2023-09-30
ASURE SOFTWARE INC
filed 2023-11-13
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of November 10, 2023, 24,851,198 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$32,787	$17,010
Accounts receivable, net of allowance for doubtful accounts of $1,186 and $3,248 at September 30, 2023 and December 31, 2022, respectively	15,133	12,123
Inventory	93	251
Prepaid expenses and other current assets	3,907	10,304
Total current assets before funds held for clients	51,920	39,688
Funds held for clients	172,503	203,588
Total current assets	224,423	243,276
Property and equipment, net	13,436	11,439
Goodwill	86,011	86,011
Intangible assets, net	57,326	66,594
Operating lease assets, net	5,265	7,065
Other assets, net	8,036	5,523
Total assets	$394,497	$419,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$195	$4,106
Accounts payable	1,696	2,194
Accrued compensation and benefits	5,770	5,791
Operating lease liabilities, current	1,510	1,860
Other accrued liabilities	5,170	3,728
Contingent purchase consideration	—	2,955
Deferred revenue	3,392	8,461
Total current liabilities before client fund obligations	17,733	29,095
Client fund obligations	175,056	206,088
Total current liabilities	192,789	235,183
Long-term liabilities:
Deferred revenue	666	788
Deferred tax liability	1,614	1,503
Notes payable, net of current portion	2,633	30,795
Operating lease liabilities, noncurrent	4,956	6,459
Other liabilities	177	114
Total long-term liabilities	10,046	39,659
Total liabilities	202,835	274,842
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 25,235 and 20,628 shares issued, 24,851 and 20,244 shares outstanding at September 30, 2023 and December 31, 2022, respectively	252	206
Treasury stock at cost, 384 shares at September 30, 2023 and December 31, 2022	(5,017)	(5,017)
Additional paid-in capital	485,981	433,586
Accumulated deficit	(286,858)	(281,226)
Accumulated other comprehensive loss	(2,696)	(2,483)
Total stockholders’ equity	191,662	145,066
Total liabilities and stockholders’ equity	$394,497	$419,908

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Recurring	$23,833	$19,959	$74,749	$61,977
Professional services, hardware and other	5,501	1,944	18,069	4,559
Total revenue	29,334	21,903	92,818	66,536
Cost of Sales	8,054	8,256	25,120	25,164
Gross profit	21,280	13,647	67,698	41,372
Operating expenses:
Sales and marketing	6,597	4,752	22,312	14,238
General and administrative	9,294	8,023	29,586	24,204
Research and development	1,803	1,230	5,107	4,523
Amortization of intangible assets	3,333	3,350	9,929	10,134
Total operating expenses	21,027	17,355	66,934	53,099
Income (loss) from operations	253	(3,708)	764	(11,727)
Interest expense, net	(782)	(1,122)	(4,321)	(3,006)
(Loss) gain on extinguishment of debt	(1,517)	—	(1,517)	180
Other (expense) income, net	(283)	399	(291)	1,349
Loss from operations before income taxes	(2,329)	(4,431)	(5,365)	(13,204)
Income tax (benefit) expense	(123)	102	267	206
Net loss	(2,206)	(4,533)	(5,632)	(13,410)
Other comprehensive loss:
Unrealized loss on marketable securities	(201)	(1,243)	(213)	(2,802)
Comprehensive loss	$(2,407)	$(5,776)	$(5,845)	$(16,212)

Basic and diluted loss per share
Basic	$(0.10)	$(0.22)	$(0.27)	$(0.67)
Diluted	$(0.10)	$(0.22)	$(0.27)	$(0.67)

Weighted average basic and diluted shares
Basic	22,591	20,219	21,204	20,092
Diluted	22,591	20,219	21,204	20,092

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	20,244	$206	$(5,017)	$433,586	$(281,226)	$(2,483)	$145,066
Stock issued upon option exercise and vesting of restricted stock units	375	4	—	1,984	—	—	1,988
Share based compensation	—	—	—	1,337	—	—	1,337
Net income	—	—	—	—	339	—	339
Other comprehensive income	—	—	—	—	—	481	481
Balance at March 31, 2023	20,619	$210	$(5,017)	$436,907	$(280,887)	$(2,002)	$149,211

Stock issued upon option exercise and vesting of restricted stock units	40	—	—	42	—	—	42
Stock issued, ESPP	46	1	—	236	—	—	237
Share based compensation	—	—	—	1,582	—	—	1,582
Net loss	—	—	—	—	(3,765)	—	(3,765)
Other comprehensive loss	—	—	—	—	—	(493)	(493)
Balance at June 30, 2023	20,705	$211	$(5,017)	$438,767	$(284,652)	$(2,495)	$146,814

Stock issued upon option exercise and vesting of restricted stock units	99	1	—	479	—	—	480
Shares issued, net of issuance costs	4,047	40	—	45,484	—	—	45,524
Share based compensation	—	—	—	1,251	—	—	1,251
Net loss	—	—	—	—	(2,206)	—	(2,206)
Other comprehensive loss	—	—	—	—	—	(201)	(201)
Balance at September 30, 2023	24,851	$252	$(5,017)	$485,981	$(286,858)	$(2,696)	$191,662

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

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,632)	$(13,410)
Adjustments to reconcile loss to net cash provided by operations:
Depreciation and amortization	14,243	14,018
Amortization of operating lease assets	1,129	1,268
Amortization of debt financing costs and discount	548	531
Non-cash interest expense	1,471	—
Net accretion of discounts and amortization of premiums on available-for-sale securities	(63)	279
Provision for doubtful accounts	2,004	304
Provision for deferred income taxes	111	163
Loss (gain) on extinguishment of debt	1,208	(180)
Net realized gains on sales of available-for-sale securities	(1,645)	(808)
Share-based compensation	4,170	2,341
Loss on disposals of long-term assets	132	1
Change in fair value of contingent purchase consideration	175	(1,350)
Adjustment to Intangibles	—	23
Changes in operating assets and liabilities:
Accounts receivable	(5,014)	(1,816)
Inventory	159	(85)
Prepaid expenses and other assets	4,031	2,855
Operating lease right-of-use assets	473	(3,489)
Accounts payable	(498)	738
Accrued expenses and other long-term obligations	918	2,637
Operating lease liabilities	(895)	2,298
Deferred revenue	(5,190)	639
Net cash provided by operating activities	11,835	6,957
Cash flows from investing activities:
Acquisition of intangible asset	(697)	(2,289)
Purchases of property and equipment	(1,365)	(2,188)
Software capitalization costs	(5,029)	(3,219)
Purchases of available-for-sale securities	(21,513)	(33,454)
Proceeds from sales and maturities of available-for-sale securities	10,428	7,159
Net cash used in investing activities	(18,176)	(33,991)
Cash flows from financing activities:
Payments of notes payable	(35,627)	(1,688)
Debt extinguishment costs	(468)	—
Payments of contingent purchase consideration	—	(9)
Net proceeds from issuance of common stock	45,986	192
Capital raise fees	(258)	—
Net change in client fund obligations	(31,033)	(32,527)
Net cash used in financing activities	(21,400)	(34,032)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(27,741)	(61,066)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	164,042	198,641
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$136,301	$137,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$32,787	$10,885
Restricted cash and restricted cash equivalents included in funds held for clients	103,514	126,690
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$136,301	$137,575

Supplemental information:
Cash paid for interest	$3,140	$2,247
Cash paid for income taxes	$532	$246

Non-cash investing and financing activities:
Acquisition of intangible assets	$332	$—
Notes payable issued for acquisitions	$—	$411
Shares issued to settle contingent consideration	$2,543	$—

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2023, comprehensive loss and changes in stockholders’ equity for the three and nine months ended September 30, 2023 and September 30, 2022, and cash flows for the nine months ended September 30, 2023 and September 30, 2022. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the consolidated financial position or consolidated results of operations of the Company.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Restricted cash consists of cash balances which are restricted as to withdrawal or usage. As of December 31, 2022, the Company had a restricted cash balance of $500 related to the collateralization of a letter of credit issued by South State Bank in connection with its money transmission licenses, which was released in the first quarter of 2023. As of September 30, 2023, the Company had no restricted cash.

LIQUIDITY

In March 2021, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $150,000 (which includes 1,480 of unsold securities that were previously registered on other registration statements effective at the time of the filing of our current S-3). The shelf registration statement relating to these securities became effective on April 21, 2021. As of September 30, 2023, there is $104,000 available under the shelf registration statement.

On August 21, 2023, we completed an underwritten public offering in which we sold an aggregate of 3,333 newly issued shares of our common stock at a public offering price of $12.00 per share, and realized net proceeds of $37,475, after deducting underwriting discounts and offering expenses of $2,525. Additionally, on August 30, 2023, the Underwriters exercised their option to purchase an additional 500 shares of our common stock, and we realized net proceeds of $5,507, after deducting underwriting discounts and offering expenses of $493.

As of September 30, 2023, the Company’s principal sources of liquidity consisted of approximately $32,787 of cash, cash equivalents and restricted cash, together with cash generated from operations of our business over the next twelve months.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions; however we believe that we have sufficient liquidity to support our business operations for at least the next twelve months. Future business demands may lead to cash utilization at levels greater than recently experienced or expected. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the near future. Currently the Company does not have a credit facility or access to a line of credit. Further, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all.

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

As of September 30, 2023 and December 31, 2022, accumulated other comprehensive loss consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2022

Effective January 1, 2022, the Company acquired customer relationships of a payroll business for a cash payment of $1,970, which included $31 of transaction costs, and the delivery of a promissory note in the amount of $411. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. In May 2023, the Company paid the remaining balance of $422 on the promissory note, consisting of $411 in principal and $11 in accrued interest. As of September 30, 2023, there are no further amounts due or owing under the subordinated promissory note.

2021 and 2020

In September 2021, the Company acquired certain assets of two payroll businesses, which were used to provide payroll processing services. In connection with these acquisitions there were two outstanding promissory notes payable. In September 2023, the Company paid the remaining balance of $2,312 on one of the promissory notes, consisting of $2,223 in principal and $89 in accrued interest. The second promissory note also includes contingent consideration for which the Company calculated the final value to be $587. The contingent consideration was added as an increase to the principal balance due on the promissory note during the second quarter of 2023. As of September 30, 2023, the second promissory note had an outstanding balance of $4,200 and matures on September 30, 2026.

In July 2020, the Company acquired certain assets of a payroll tax business. The Asset Purchase Agreement set forth two subsequent purchase consideration payments, which are contingent on certain thresholds. The first contingent purchase consideration was paid in June 2021. The outstanding contingent purchase consideration of $2,299 was valued based on the trailing twelve-month revenue at October 31, 2021 and was paid in shares of the Company’s common stock in July 2023. As a result, the outstanding contingent consideration of $2,299 was extinguished with the issuance of 214 shares of the Company’s common stock. As of September 30, 2023, no further contingent purchase obligation remains.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
September 30, 2023
Assets:
Funds held for clients
Money market funds	$4,704	$4,704	$—	$—
Available-for-sale securities	68,989	—	68,989	—
Total	$73,693	$4,704	$68,989	$—

December 31, 2022
Assets:
Funds held for clients
Money market funds	$2,829	$2,829	$—	$—
Available-for-sale securities	56,556	—	56,556	—
Total	$59,385	$2,829	$56,556	$—

Liabilities:
Contingent purchase consideration(1)	$2,955	$—	$—	$2,955
Total	$2,955	$—	$—	$2,955
(1)See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the contingent purchase consideration.

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
September 30, 2023
Restricted cash equivalents	$4,711	$—	$(7)	$4,704
Available-for-sale securities:
Certificates of deposit	973	3	(2)	974
Corporate debt securities	65,946	17	(2,341)	63,622
Municipal bonds	4,262	—	(325)	3,937
U.S. Government agency securities	500	—	(44)	456
Total available-for-sale securities	71,681	20	(2,712)	68,989

Total(2)	$76,392	$20	$(2,719)	$73,693

December 31, 2022
Restricted cash equivalents	$2,829	$—	$—	$2,829
Available-for-sale securities:
Certificates of deposit	983	4	(2)	985
Corporate debt securities	52,251	1	(2,023)	50,229
Municipal bonds	5,297	—	(405)	4,892
U.S. Government agency securities	500	—	(50)	450
Total available-for-sale securities	59,031	5	(2,480)	56,556

Total(2)	$61,860	$5	$(2,480)	$59,385

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of September 30, 2023 and December 31, 2022, there were 7 and 3 securities, respectively, in an unrealized gain position and there were 159 and 124 securities in an unrealized loss position, respectively. As of September 30, 2023, these unrealized losses were less than $79 individually and $2,719 in the aggregate. As of December 31, 2022, these unrealized losses were less than $96 individually and $2,480 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the credit rating of the investment, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At September 30, 2023 and December 31, 2022, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	September 30, 2023	December 31, 2022
Restricted cash and cash equivalents held to satisfy client funds obligations	$103,514	$147,032
Restricted short-term marketable securities held to satisfy client funds obligations	9,297	9,174
Restricted long-term marketable securities held to satisfy client funds obligations	59,692	47,382
Total funds held for clients	$172,503	$203,588

Expected maturities of available-for-sale securities as of September 30, 2023 are as follows (in thousands):

One year or less	$9,297
After one year through five years	59,692
Total	$68,989

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2022	Acquisitions	September 30, 2023
Goodwill	$86,011	$—	$86,011

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of September 30, 2023, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	December 31, 2022	Acquisitions	September 30, 2023
Customer relationships	$116,971	$—	$116,971
Developed technology	12,001	—	12,001
Reseller relationships	1,344	1,029	2,373
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
	$132,228	$1,029	$133,257

The gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2023 are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
September 30, 2023
Customer relationships	8.7	$116,971	$(62,498)	$54,473
Developed technology	6.9	12,001	(10,651)	1,350
Reseller relationships	6.4	2,373	(985)	1,388
Trade names	4.3	880	(872)	8
Non-compete agreements	5.2	1,032	(925)	107
	8.5	$133,257	$(75,931)	$57,326

December 31, 2022
Customer relationships	8.7	$116,971	$(52,700)	$64,271
Developed technology	6.6	12,001	(10,283)	1,718
Reseller relationships	6.9	1,344	(889)	455
Trade names	3.0	880	(847)	33
Non-compete agreements	5.2	1,032	(915)	117
	8.4	$132,228	$(65,634)	$66,594

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $9,929 and $10,134 for the nine months ended September 30, 2023 and 2022, respectively. Amortization expenses recorded in Cost of Sales were $368 and $889 for the nine months ended September 30, 2023 and 2022, respectively. There was no impairment of intangibles during the nine months ended September 30, 2023 based on the qualitative assessment performed by the Company. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of September 30, 2023 (in thousands):

2023	$3,389
2024	13,522
2025	12,736
2026	9,621
2027	7,426
2028	5,957
Thereafter	4,675
$57,326

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	September 30, 2023	December 31, 2022
Subordinated Notes Payable – Acquisitions(1)	12/31/2022 – 9/30/2026	2.00% - 3.00%	$4,200	$6,947
Senior Credit Facility	10/1/2025	14.25%	—	30,607
Gross Notes Payable			$4,200	$37,554
(1)See Note 3 — Business Combinations and Asset Acquisitions and Subordinated Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
September 30, 2023
Current portion of notes payable	$420	$(225)	$195
Notes payable, net of current portion	3,780	(1,147)	2,633
Total	$4,200	$(1,372)	$2,828

December 31, 2022
Current portion of notes payable	$4,774	$(668)	$4,106
Notes payable, net of current portion	32,780	(1,985)	30,795
Total	$37,554	$(2,653)	$34,901

The following table summarizes the future principal payments related to our outstanding debt as of September 30, 2023 (in thousands):

2023	$—
2024	420
2025	378
2026	3,402
Total	$4,200

Subordinated Notes Payable - Acquisitions

In January 2023, the Company resolved the outstanding claims for indemnification for which it was withholding payment of the subordinated note payable as security for such claim. As a result of the resolution of those claims, the remaining balance of $232 has been paid to the Seller ($182) and to the claimant ($50) in satisfaction of its claim. As of September 30, 2023, there are no further amounts due or owing under this subordinated promissory note.

In April 2023, the Company calculated the final contingent consideration due in connection with the acquisition of a payroll business in September 2021. As a result, the fair value of the contingent consideration of $587 was added as an increase to the principal balance due on the promissory note. As of September 30, 2023, the promissory note had an outstanding balance of $4,200.

In May 2023, the Company paid the outstanding balance of a subordinated note payable in connection with the acquisition of customer relationships of a payroll business that took place in 2022. As a result, the Company paid the remaining balance of $422 on the promissory note consisting of $411 in principal and $11 in accrued interest. As of September 30, 2023, there are no further amounts due or owing under the subordinated note payable.

In September 2023, the Company paid the outstanding balance of a subordinated note payable in connection with the acquisition of certain assets of a payroll business that took place in 2021. As a result, the Company paid the remaining balance of $2,312 on the promissory note consisting of $2,223 in principal and $89 in accrued interest. As of September 30, 2023, there are no further amounts due or owing under the subordinated note payable.

Senior Credit Facility with Structural Capital Investments III, LP

On September 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Structural Capital Investments III, LP (“Structural” and together with the other lenders that are or become parties thereto, the “Lenders”), and Ocean II PLO LLC, as administrative and collateral agent for the Lender (“Agent”), under the terms of which the Lenders committed to lend us up to $50,000 in term loan financing to support our growth needs (the “Facility”). Of the amount committed by the Lenders, the Company drew $30,000 in September 2021. The Company also entered into a secured promissory note with the Agent evidencing our obligations under the Facility.

On August 7, 2023, the Company entered into an amendment to the Facility, whereby the Final Payment Fee (as defined in the Loan Agreement) was settled for $1,677 (the “Settled Amount”), which was paid on August 7, 2023. The Final Payment Fee was originally equal to 1.0% of the increase in our market capitalization since September 10, 2021, and was due upon payment in full of the obligations under the Senior Credit Facility. The Company also paid the Lenders a fee equal to $250 to be credited against any reimbursable expenses owed to the Lenders in a future refinancing of the Facility if it occurs prior to December 31, 2024.

On September 12, 2023, the Company opted to terminate the Loan Agreement and repay the outstanding balance on the secured promissory note (the “Note”). In connection with the termination, the Company paid the Agent for the benefit of the Lenders an aggregate amount of $30,927 (the “Payoff Amount”) in full payment of our outstanding obligations under the Loan Agreement. The Payoff Amount represented $30,617 of outstanding principal and interest on the unpaid principal balance, a 1.0% prepayment fee in the amount of $306 and $5 for the accrued non-utilization fee and lender expenses associated with the extinguishment. As of September 30, 2023, there are no further amounts due or owing under the Facility.

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for doubtful accounts of $1,186, were $15,133 at September 30, 2023. Receivables from contracts with customers, net of allowance for doubtful accounts of $3,248, were $12,123 at December 31, 2022. The decrease in the allowance for doubtful accounts balance during the three and nine months ended September 30, 2023 is primarily due to the removal of fully reserved receivable balances. The increase in the receivable balance during the first nine months of 2023 is primarily due to deferred payment terms on many of our Earned Retention Tax Credit commitments. No customer represented more than 10% of our net accounts receivable balance as of September 30, 2023 and December 31, 2022, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $9,155 and $6,660 at September 30, 2023 and December 31, 2022, respectively. The amount of amortization recognized for the three and nine months ended September 30, 2023 was $1,029 and $2,176, respectively, and for the three and nine months ended September 30, 2022 was $412 and $1,192, respectively.

Deferred Revenue

During the three and nine months ended September 30, 2023, revenue of $924 and $6,650, respectively, and during the three and nine months ended September 30, 2022, revenue of $156 and $3,362, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2023, approximately $18,891 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 81% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the three and nine months ended September 30, 2023 and 2022, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$481	$610	$1,896	$1,759
Sublease income	(5)	(15)	(13)	(84)
Net rent expense	$476	$595	$1,883	$1,675

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% and 8% as of September 30, 2023 and December 31, 2022, respectively. The weighted average remaining lease term is five years as of September 30, 2023 and December 31, 2022.

Supplemental cash flow information related to operating leases for the nine months ended September 30 are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,998	$1,561
Non-cash operating activities:
Operating lease assets obtained or removed in exchange for new, modified or terminated operating lease liabilities	$(473)	$2,221

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

2023	$551
2024	1,883
2025	1,649
2026	1,194
2027	1,001
2028	993
Thereafter	743
Total minimum lease payments	8,014
Less: imputed interest	(1,548)
Total lease liabilities	$6,466

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our stockholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”), however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares reserved for issuance under the 2018 Plan is 4,350 shares. We have an aggregate of 2,306 options, RSUs and PSUs granted and outstanding pursuant to the 2018 Plan as of September 30, 2023. As of September 30, 2023, the number of shares available for future grant under the 2018 Plan is 1,737.

Share based compensation for our stock option plans for the three months ended September 30, 2023, and September 30, 2022, was $1,251 and $799, respectively, and for the nine months ended September 30, 2023, and September 30, 2022, was $4,170 and $2,341, respectively. We issued 66 and 349 shares of common stock related to exercises of stock options for the three and nine months ended September 30, 2023, and issued no shares of common stock related to exercises of stock options for the three and nine months ended September 30, 2022. We issued 40 and 164 shares of common stock upon the vesting of restricted stock units for the three and nine months ended September 30, 2023, and issued 22 and 95 shares of common stock upon the vesting of restricted stock units for the three and nine months ended September 30, 2022.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic:
Net loss	$(2,206)	$(4,533)	$(5,632)	$(13,410)
Weighted-average shares of common stock outstanding	22,591	20,219	21,204	20,092
Basic loss per share	$(0.10)	$(0.22)	$(0.27)	$(0.67)

Diluted:
Net loss	$(2,206)	$(4,533)	$(5,632)	$(13,410)
Weighted-average shares of common stock outstanding	22,591	20,219	21,204	20,092
Diluted loss per share	$(0.10)	$(0.22)	$(0.27)	$(0.67)

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

NOTE 12 - SUBSEQUENT EVENTS

On October 1, 2023, the Company acquired certain assets of a Reseller Partner, which were used to provide payroll processing services. The Partner is located in the southeastern United States. The aggregate purchase price that the Company paid for these assets was $8,391, paid as follows: (i) $6,891 in cash of which $6,545 was paid at closing and (ii) the delivery of a promissory note in the amount of $1,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements made by management that may constitute “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements about our financial results may include expected or projected U.S GAAP and non-U.S. GAAP financial and other operating and non-operating results. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of “forward-looking statements” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, the Company’s results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to— the expiration of major revenue streams such as Employee Retention Tax Credits and the impact of the IRS recent measures regarding Employee Retention Tax Credits claims; risks associated with breaches of the Company’s security measures; risks associated with the Company’s rate of growth and anticipated revenue run rate, including impact of the current environment; interruptions to supply chains and extended shut down of businesses; political unrest, including the current issues between Russia and Ukraine; reductions in employment and an increase in business failures, specifically among our clients; the Company’s ability to convert deferred revenue and unbilled deferred revenue into revenue and cash flow, and ability to maintain continued growth of deferred revenue and unbilled deferred revenue; possible fluctuations in the Company’s financial and operating results; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; privacy concerns and laws and other regulations may limit the effectiveness of our applications; factors affecting the Company’s term loan; domestic and international regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; the financial and other impact of any previous and future acquisitions; the Company’s ability to continue to release, gain customer acceptance of and provide support for new and improved versions of the Company’s services; successful customer deployment and utilization of the Company’s existing and future services; technological developments; the nature of the Company’s business model; interest rates; competition; various financial aspects of the Company’s subscription model; impairment of intangible assets; interruptions or delays in the Company’s services or the Company’s Web hosting; access to additional capital; the Company’s ability to hire, retain and motivate employees and manage the Company’s growth; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; volatility and weakness in bank and capital markets; factors affecting the Company’s deferred tax assets and ability to value and utilize them; volatility and low trading volume of our common stock; collection of receivables; and general developments in the economy, financial markets, credit markets and the impact of current and future accounting pronouncements and other financial reporting standards.

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

OVERVIEW

The following review of Asure’s financial position as of September 30, 2023 and December 31, 2022, and results of operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our 2022 Annual Report on Form 10-K filed with the SEC on February 27, 2023. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q. However, we do post information on the investor relations page of our website that we believe may be of interest to our investors. Asure’s internet website address is www.asuresoftware.com.

Our Business

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

On September 30, 2021, the Company acquired certain assets of two payroll businesses, which were used to provide payroll processing services. In connection with these acquisitions were two outstanding promissory notes payable. In September 2023, the Company paid he remaining balance of $2,312 on one of the promissory notes, consisting of $2,223 in principal and $89 in accrued interest. The second promissory note also includes contingent consideration for which the Company calculated the final value to be $587. The contingent consideration was added as an increase to the principal balance due on the promissory note during the second quarter of 2023. As of September 30, 2023, the second promissory note had an outstanding balance of $4,200 and matures on September 30, 2026.

In July 2020, the Company acquired certain assets of a payroll tax business. The Asset Purchase Agreement set forth two subsequent purchase consideration payments, which are contingent on certain thresholds. The first contingent purchase consideration was paid in June 2021. The outstanding contingent purchase consideration of $2,299 was paid in July 2023 through the issuance of 214 shares of the Company’s common stock in lieu of cash. As a result, no further contingent purchase obligation remains outstanding.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in the Company’s Condensed Consolidated Statements of Comprehensive Loss:

	Nine Months Ended September 30,
	2023	2022
Revenues	100%	100%
Gross profit	73%	62%
Sales and marketing	24%	21%
General and administrative	32%	36%
Research and development	6%	7%
Amortization of intangible assets	11%	15%
Total operating expenses	72%	80%
Interest expense	(5)%	(5)%
(Loss) gain on extinguishment of debt	(2)%	—%
Other (expense) income, net	—%	2%
Loss from operations before income taxes	(6)%	(20)%
Net loss	(6)%	(20)%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 80% of total revenue in nine months ended September 30, 2023, compared to 93% in nine months ended September 30, 2022.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended September 30,		Variance
	2023	2022	$	%
Recurring	$23,833	$19,959	$3,874	19%
Professional services, hardware and other	5,501	1,944	3,557	183%
Total	$29,334	$21,903	$7,431	34%

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
Recurring	$74,749	$61,977	$12,772	21%
Professional services, hardware and other	18,069	4,559	13,510	296%
Total	$92,818	$66,536	$26,282	40%

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

Our revenue also includes interest earned on funds held for clients as well as revenues generated via fixed fee arrangements for provisioning and filing for Employee Retention Tax Credit (“ERTC”) credits. Interest earned is generated from funds we collect from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper, fixed income securities and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. The amount of interest we earn from the investment of client funds is also impacted by changes in interest rates. Asure also generates revenues from provisioning and filing for ERTC. Revenue generated for such activity is based on multi-year contracts with volume commitments and is recorded as recurring revenues. In September 2023, the Internal Revenue Service (“IRS”) announced a moratorium on processing of new ERTC claims through the end of 2023 to allow it to add additional safeguards to prevent future fraudulent and ineligible claims of the tax credit, which may delay our processing services and thus our revenue generated from ERTC and related business lines. Please see “Risk Factors” in Part II, 1A. for more information about risks related to our ERTC business.

Recurring revenue for the three months ended September 30, 2023 was $23,833, an increase of $3,874, or 19%, from $19,959 for the three months ended September 30, 2022. The increase is primarily due to an increase in HR compliance revenue, an increase in interest earned on funds held for clients, and an increase in revenue from AsureMarketplace™.

Recurring revenue for the nine months ended September 30, 2023 was $74,749, an increase of $12,772, or 21%, from $61,977 for the nine months ended September 30, 2022. The increase is primarily due to an increase of approximately $5,400 in interest earned on funds held for clients, an increase of $5,400 in HR compliance revenue, and an increase of $2,800 in revenue from AsureMarketplace™.
Professional Services, Hardware and Other Revenues

Professional services, hardware and other revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products as well as ERTC revenues that are transactional in nature.

Professional services, hardware and other revenue increased $3,557, or 183%, for the three months ended September 30, 2023 from the similar period in 2022, primarily due to growth in non-recurring ERTC revenues. ERTC revenues are expected to wind down as ERTC tax credits under the CARES Act and such regulations will expire in 2025. Additionally, in September 2023, the IRS announced a moratorium through the end of the year on processing new ERTC claims due to concerns over questionable or fraudulent claims. The moratorium may potentially delay the processing and collections of previously filed ERTC claims.

Professional services, hardware and other revenue increased $13,510, or 296%, for the nine months ended September 30, 2023 from the similar period in 2022, primarily due to growth in non-recurring ERTC revenues.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended September 30, 2023, was $21,280, an increase of $7,633, or 56%, from $13,647 for the three months ended September 30, 2022. Gross margin as a percentage of revenue was 73% for the three months ended September 30, 2023 as compared to 62% for the three months ended September 30, 2022. The increase is primarily attributable to the increase in revenue and more efficient operations driven by consolidation and standardization efforts across the Company.

Consolidated gross profit for the nine months ended September 30, 2023 was $67,698, an increase of $26,326, or 64%, from $41,372 for the nine months ended September 30, 2022. Gross margin as a percentage of revenue was 73% for the nine months ended September 30, 2023 as compared to 62% for the nine months ended September 30, 2022. The increase is primarily attributable to the increase in revenue and more efficient operations driven by consolidation and standardization efforts across the Company.

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

Sales and marketing expenses for the three months ended September 30, 2023 were $6,597, an increase of $1,845, or 39%, from $4,752 for the three months ended September 30, 2022. The increase is primarily due to an increase in direct sales personnel, higher sales commissions owing to increased revenues, and an increase in marketing initiatives. Sales and marketing expenses as a percentage of revenue remained flat at 22% for the three months ended September 30, 2023 from 22% for the same period in 2022.

Sales and marketing expenses for the nine months ended September 30, 2023 were $22,312, an increase of $8,074, or 57%, from $14,238 for the nine months ended September 30, 2022. The increase is primarily due to an increase in direct sales personnel, higher sales commissions owing to increased revenues, and an increase in accounts receivable reserves. Sales and marketing expenses as a percentage of revenue increased to 24% for the nine months ended September 30, 2023 from 21% for the same period in 2022.

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

General and administrative expenses for the three months ended September 30, 2023 were $9,294, an increase of $1,271, or 16%, from $8,023 for the three months ended September 30, 2022. The increase is primarily attributable to increased personnel and share-based compensation. General and administrative expenses as a percentage of revenue decreased to 32% for the three months ended September 30, 2023 from 37% for the same period in 2022.

General and administrative expenses for the nine months ended September 30, 2023 were $29,586, an increase of $5,382, or 22%, from $24,204 for the nine months ended September 30, 2022, primarily attributable to increased personnel, share-based compensation, and contracting costs. General and administrative expenses as a percentage of revenue decreased to 32% for the nine months ended September 30, 2023 from 36% for the same period in 2022.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended September 30, 2023 were $1,803, an increase of $573, or 47%, from $1,230 for the three months ended September 30, 2022. The increase is primarily attributable to an increase in personnel costs, partially offset by an increase in capitalized software expenses driven by continued investments in development of our products. R&D expenses as a percentage of revenue remained flat at 6% for the three months ended September 30, 2023 from 6% for the same period in 2022.

R&D expenses for the nine months ended September 30, 2023 were $5,107, an increase of $584, or 13%, from $4,523 for the nine months ended September 30, 2022. R&D expenses as a percentage of revenue decreased to 6% for the nine months ended September 30, 2023 from 7% for the same period in 2022.

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

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2023 was $3,333, a decrease of $17, or 1%, from $3,350 for the three months ended September 30, 2022. Amortization expense as a percentage of revenue decreased to 11% for the three months ended September 30, 2023 from 15% for the same period in 2022.

Amortization expense for the nine months ended September 30, 2023 was $9,929, a decrease of $205, or 2%, from $10,134 for the nine months ended September 30, 2022. Amortization expense as a percentage of revenue decreased to 11% for the nine months ended September 30, 2023 from 15% for the same period in 2022.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2023 was $782 compared to $1,122 for the three months ended September 30, 2022. Interest expense, net as a percentage of revenue was 3% for the three months ended September 30, 2023, compared to 5% for the three months ended September 30, 2022. The decrease in interest expense, net in the three months ended September 30, 2023 is primarily due to an increase in interest income compared to the prior period.

Interest expense, net for the nine months ended September 30, 2023 was $4,321 compared to $3,006 for the nine months ended September 30, 2022. Interest expense, net as a percentage of revenue was 5% for the nine months ended September 30, 2023 and September 30, 2022. The increase in interest expense, net in the nine months ended September 30, 2023 is primarily due to the interest rates on our borrowings under our credit facility with Structural Capital Investments II LP, partially offset by an increase in interest income.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended September 30, 2023 was $(283) compared to $399 for the three months ended September 30, 2022. Other (expense) income, net as a percentage of revenue was negligible for the three months ended September 30, 2023, compared to 2% for the three months ended September 30, 2022. For the three months ended September 30, 2023, the amounts in other (expense) income, net primarily consisted of losses on disposal of assets. For the three months ended September 30, 2022, the amounts in other (expense) income, net primarily consisted of a fair value adjustment on contingent purchase consideration in connection with the acquisition of a payroll business in September 2021.

Other (expense) income, net for the nine months ended September 30, 2023 was $(291) compared to $1,349 for the nine months ended September 30, 2022. Other (expense) income, net as a percentage of revenue was negligible for the nine months ended September 30, 2023, and 2% for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the amounts in other (expense) income, net primarily consisted of losses on disposal of assets. For the nine months ended September 30, 2022, the amounts in other (expense) income, net primarily consisted of a fair value adjustment on contingent purchase consideration in connection with the acquisition of a payroll business in September 2021.

(Loss) Gain on Extinguishment of Debt

(Loss) gain on extinguishment of debt for the three months ended September 30, 2023 was $(1,517) compared to no (loss) gain on extinguishment of debt recognized for the three months ended September 30, 2022. (Loss) gain on extinguishment of debt as a percentage of revenue was 5% for the three months ended September 30, 2023. For the three months ended September 30, 2023, the amount in (loss) gain on extinguishment of debt consisted of loss recognized as a result of the termination of our credit facility with Structural Capital Investments III LP (“Structural”).

(Loss) gain on extinguishment of debt for the nine months ended September 30, 2023 was $(1,517) compared to $180 for the nine months ended September 30, 2022. (Loss) gain on extinguishment of debt as a percentage of revenue was 2% for the nine months ended September 30, 2023, and was negligible for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the amount in (loss) gain on extinguishment of debt consisted of loss recognized as a result of the termination of our credit facility with Structural. For the nine months ended September 30, 2022, the amounts in (loss) gain on extinguishment of debt consisted primarily of a gain recognized as a result of an adjustment to one of the Company’s subordinated notes payable.

Income Taxes

For the three months ended September 30, 2023 and 2022, we recorded income tax benefit attributable to continuing operations of $123 and expense of $102, respectively, a decrease of $225.

For the nine months ended September 30, 2023 and 2022, we recorded income tax expense attributable to continuing operations of $267 and $206, respectively, an increase of $61 or 30%.

Net Loss

We incurred a loss of $2,206, or $0.10 per share, during the three months ended September 30, 2023, compared to a loss of $4,533, or $0.22 per share, during the three months ended September 30, 2022. Loss as a percentage of total revenues was 8% and 21% for the three months ended September 30, 2023 and 2022, respectively.

We incurred a loss of $5,632, or $0.27 per share, during the nine months ended September 30, 2023, compared to a loss of $13,410, or $0.67 per share, during the nine months ended September 30, 2022. Loss as a percentage of total revenues was 6% and 20% for the nine months ended September 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	September 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash(1)	$32,787	$17,010
(1)This balance excludes cash equivalents in funds held for clients

Working Capital. We had working capital of $31,634 at September 30, 2023, an increase of $23,541 from working capital of $8,093 at December 31, 2022. Working capital as of September 30, 2023 and December 31, 2022 includes $3,392 and $8,461 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $11,835 for the nine months ended September 30, 2023 was primarily driven by non-cash adjustments to our net loss of approximately $23,483, primarily due to depreciation and amortization. This was offset by changes in operating assets and liabilities, which resulted in a use of $6,016 in cash. Net cash provided by operating activities of $6,957 for the nine months ended September 30, 2022 was driven by non-cash adjustments to our net loss of approximately $16,590, primarily due to depreciation and amortization, offset by our net loss of $13,410. For the nine months ended September 30, 2022, changes in operating assets and liabilities resulted in cash provided of $3,777.

Investing Activities. Net cash used in investing activities of $18,176 for the nine months ended September 30, 2023 is primarily due to purchases of available-for-sale securities and maturities of $21,513, offset by proceeds from sales and maturities of available-for-sale securities of $10,428. Net cash used in investing activities of $33,991 for the nine months ended September 30, 2022 is primarily due to purchases of available-for-sale securities and maturities of $33,454.

Financing Activities. Net cash used in financing activities was $21,400 for the nine months ended September 30, 2023, which primarily consisted of payments of notes payable of $35,627 and a net decrease in client fund obligations of $31,033, offset by net proceeds from the issuance of common stock of $45,986. Net cash used in financing activities was $34,032 for the nine months ended September 30, 2022, which primarily consisted of a net decrease in client fund obligations of $32,527.

On August 21, 2023, we completed an underwritten public offering in which we sold an aggregate of 3,333 newly issued shares of our common stock at a public offering price of $12.00 per share, and realized net proceeds of $37,475, after deducting underwriting discounts and offering expenses of $2,525. Additionally, on August 30, 2023, the Underwriters exercised their option to purchase an additional 500 shares of our common stock, and we realized net proceeds of $5,507, after deducting underwriting discounts and offering expenses of $493.

On September 12, 2023, we terminated the Loan and Security Agreement (the “Loan Agreement”) dated September 10, 2021, with Structural, and Ocean II PLO LLC, as administrative and collateral agent for the Lenders (“Agent”), and the secured promissory note (the “Note”) with Agent evidencing the Company’s obligations under the Loan Agreement. In connection with the termination, we paid an aggregate amount of $30,927 (the “Payoff Amount”) in full payment of the outstanding obligations under the Loan Agreement and Note. The Payoff Amount represented $30,617 of outstanding principal and interest on the unpaid principal balance, a prepayment fee in the amount of $306 and an immaterial amount of fees and other expenses due to Agent.

The Company also has an outstanding promissory note in connection with a payroll business acquired in September 2021 in the amount of $4,200 as of September 30, 2023. The outstanding promissory note matures on September 30, 2026.

Sources of Liquidity. As of September 30, 2023, the Company’s principal sources of liquidity consisted of approximately $32,787 of cash, cash equivalents and restricted cash, together with cash generated from operations of our business over the next twelve months.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions; however we do believe that we have sufficient liquidity to support our business operations for at least the next twelve months. Future business demands may lead to cash utilization at levels greater than recently experienced or expected. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the near future. Currently the Company does not have a credit facility or access to a line of credit. Further, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of September 30, 2023, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of September 30, 2023, we were not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on February 27, 2023 or the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 7, 2023, and investors are encouraged to review these risk factors prior to making an investment in us.

We generate revenues by providing services to enable businesses to file for Employee Retention Tax Credits under the CARES Act and such regulations will eventually expire, which, following their expiration, will adversely impact our revenues and abuses of this program may require government intervention, that could adversely affect the timing of our processing services and delay or otherwise materially affect our revenue.

Since the introduction of the Employee Retention Tax Credits in 2021, we have received a signification portion of our tax processing revenues from the support we provide our customers in filing for Employee Retention Tax Credits and we expect revenues from these services to continue to be a significant portion of our tax processing revenues while the Employee Retention Tax Credits are available. Employee Retention Tax Credits are expected, at this time, to expire in 2025; however it is possible that the government could make changes to or revoke the program prior to its scheduled expiration. For example, on September 14, 2023, the IRS announced a moratorium on processing new ERTC claims until at least December 31, 2023 to handle the increased number of fraudulent ERTC claims filed. While the IRS is not pausing the processing of ERTC claims filed before September 14, 2023 and eligible taxpayers retain the right to continue to file legitimate ERTC claims, the moratorium will likely adversely affect revenues earned from support provided to customers who would otherwise undergo ERTC claim processing. Given this, investors should not expect our tax processing revenues from ERTC filings to continue beyond 2025, and any earlier expiration or revocation of the ERTC program, including the moratorium described above, will have an adverse effect on our financial condition and results of operation. Further, we have entered into deferred payment arrangements with some customers and referral partners whereby collections from the customer are expected to be received upon the customer’s future receipt of their tax credit. Given the deferred nature of such receipts there is risk pertaining to our ability to collect such amounts in the future. In certain situations, the tax authorities could have the ability to challenge the validity of a business’ filing or could challenge our calculations or find other deficiencies in our filings that could expose us to uncertain penalties or damages. Our current outlook envisions continued revenues from ERTC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In July 2023, the Company paid the outstanding contingent purchase consideration due in connection with the acquisition of a payroll tax business in July 2020, see Note 3 - Business Combinations and Asset Acquisitions for more detail on the July 2020 acquisition. As a result, the outstanding contingent consideration of $2,299 was extinguished with the issuance of 214 shares of the Company’s common stock in lieu of cash and no further contingent obligation remains. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with foregoing issuance of the securities.

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

10.1*
Amendment No. 2 to Loan and Security Agreement between Structural Capital Investments III, LP, Ocean II PLO LLC and Asure Software, Inc., dated August 7, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-34522), filed with the SEC on August 7, 2023).

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

101
The following materials from Asure Software, Inc.’s Condensed Quarterly Report on Form 10-Q for the three months ended September 30, 2023, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: November 13, 2023	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Date: November 13, 2023	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer