Form 10-K
period 2023-12-31
ASURE SOFTWARE INC
filed 2024-02-26
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar year ended December 31, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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

Based on the closing sale price of common stock on The Nasdaq Global Select Market on June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $236,864,166 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors of the registrant are shares owned by “affiliates.”

As of February 23, 2024, 25,530,082 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ASURE SOFTWARE, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
•We generate a portion of our revenues by providing tax processing services to enable businesses to file for Employee Retention Tax Credits under the CARES Act. Such regulations were originally expected to expire in 2024 and 2025, which, following their expiration, will adversely impact our revenues and abuses of this program may require government intervention, that could adversely affect the timing of our processing services and delay or otherwise materially affect our future revenue and cash collections;
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
•If we lose key personnel, or are unable to attract and retain additional personnel as needed in the future, it could disrupt the operation of our business, delay our product development, harm our growth efforts and have a material adverse effect on our business;
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
•Issues in the use of artificial intelligence (“AI”) in our HCM products and services may result in reputational harm or liability to us;
•Our software and solutions may not function adequately, which could damage our reputation and give rise to claims against us, which could harm our business and operating results;
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
•Adverse tax laws or regulations could be enacted, or existing laws could be applied to us or our clients, which could increase the costs of our services and adversely impact our business;
•Political, economic and social factors may materially adversely affect our business and financial results.
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

ITEM 1.    BUSINESS

GENERAL

Asure is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer human resources (“HR”) tools necessary to build a thriving workforce, providing the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so SMBs can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with and to differentiate themselves with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Our approach to HR compliance services incorporates artificial intelligence technology to enhance scalability and efficiency while prioritizing client interactions. We offer these services directly and indirectly through our network of Reseller Partners.

From recruitment to retirement, our solutions help more than 100,000 SMBs across the United States. Approximately 15% of our clients are direct with the remaining balance indirect, as they have contracts with Reseller Partners who white label our solutions.

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

Asure Marketplace. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Asure has developed a large set of pre-built applications that businesses can connect with and has developed integrations with partners to exchange capabilities and data. These integrations enable businesses to communicate seamlessly and support a wide range of business-to-business and business-to-consumer applications. Business applications can include income verification and earned wage access. We are currently developing consumer applications and expect such applications to be a component of AsureMarketplace™ in the future.

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

We are particularly focused on developing product capabilities that involve the movement and reconciliation of money. We plan to enhance our Treasury Management software position, which we expect to leverage macro trends in the payroll industry including same-day-pay, pay advances, and employee payments in the currency of their choice – including crypto currencies. We believe these money movement capabilities will also create new product opportunities similar to stored value cards and an “Asure Wallet” which may allow us to hold and invest larger sums of payroll funds for a longer period of time.

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

Competition in the HCM market is based on product and service quality and reputation, scope of service, application offering and price. Price tends to be the most important factor of competition for our small business clients with fewer employees, while the range of features, implementation, and scalability is more important to our clients with larger businesses.

We compete with companies that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but there is increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Competitors in the HCM market tend to fluctuate, however, Asure’s main competitors are ADP, Paychex, UKG, Paylocity, Paycor, Paycom, Ceridian, isolved, and Gusto. Primary competitors to Asure Time & Attendance include UKG, Paychex, ADP and Time Simplicity. Primary competitors to our tax management solutions are Ceridian and ADP.

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

Data privacy and security of data is subject to strict regulatory oversight. The laws governing the collection, processing, and storage of personal and sensitive data differ between jurisdictions and differ based on the type of data collected. We collect and process the personal and sensitive information of clients, clients of our Reseller Partners, employees of our clients and Reseller Partners, vendors, and our own employees. In general, data that we process and store includes personally identifying information such as names, addresses, social security numbers, and bank account information. As part of our time and attendance products, data that we process and store includes biometric data. We are, therefore, subject to certain compliance obligations under federal, state, and foreign privacy and data security-related laws. For instance, in the United States, the Health Insurance Portability and Accountability Act of 1996, including the related data security provisions, applies to our flexible spending account services. We are also subject to federal and state security, privacy, and security breach notification laws with respect to personal and sensitive data as defined under such laws. Such state and federal laws include laws such as the California Consumer Privacy Act of 2018, as amended and the Illinois Biometric Information Privacy Act and rules and regulations promulgated under the Federal Trade Commission. Other states, including Colorado (effective July 1, 2023), Connecticut (effective July 1, 2023), Delaware (effective January 1, 2025), Indiana, Iowa (effective January 1, 2025), Montana (effective October 1, 2024), New Jersey (effective January 15, 2025), Oregon (effective July 1, 2024), Tennessee (effective July 1, 2025), Texas (effective July 1, 2024), Utah (effective December 31, 2023), and Virginia (effective January 1, 2023) have recently enacted new data privacy laws. These new laws track significant portions of existing laws but include differences that may or may not increase our compliance burden. We have a small number of end-user clients located in the European Union using our time and attendance software. Accordingly, the EU’s General Data Protection Regulation applies to the collection, processing, and storage of applicable sensitive and personal data. In some instances, these laws provide for civil penalties for violations and private rights of action for data breaches or other violations of the law. Moreover, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on the Company through increased costs or restrictions on our businesses, and noncompliance could result in regulatory penalties and significant legal liability. Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations, or financial condition; or have other adverse consequences.

As part of our payroll and payroll tax solutions, we move funds from clients’ accounts to employees, taxing authorities, and other payees. Over the past few years, a number of state regulators have expanded their interpretation of state money transmission and money service business statutes to include these standard payroll processing activities, necessitating our registering in certain jurisdictions as a money transmitter. We are licensed as a payroll processor in jurisdictions requiring licensure of payroll processors. We are licensed or are actively pursuing licensure as a money transmitter in jurisdictions that require payroll processors to be licensed under state money transmission laws. Money transmission activities may be subject to anti-money laundering laws at the state and federal levels. The applicable laws may include: the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000, which apply to money services businesses, and all related laws and regulations, including the requirement to verify customer identification and report suspicious activities to applicable authorities.

Many of our solutions assist clients in complying with certain U.S. laws and regulations that apply to them, particularly in the human resources and employment law areas such as wage payment laws, state payroll tax filing and reporting, employee onboarding, and compliance with the IRS rules governing employers including tax withholdings, payroll tax filing and the preparation of Form W-2. Our HCM solutions assist clients with managing their compliance with other laws, including helping to meet their obligations as a plan sponsor under COBRA; sponsor and administer compliant Flexible Spending Account Plans; and provide compliant Consumer Health Care Plans, such as Health Savings Accounts and Health Reimbursement Accounts. Our Tax Management Solutions also support bulk filing and processing of Employee Retention Tax Credits, which is legislation that is part of the CARES Act. Recent legislation makes it possible that the government could make changes to or revoke the ERTC program prior to its scheduled expiration during 2024 and 2025, which may impact future revenue and cash collections.

TRADEMARKS

We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office. Asure’s other core federally registered trademarks include Asure®, AsureForce®, AsureHCM® and Evolution®.

EMPLOYEES

As of December 31, 2023, we had a total of 581 employees, 564 of which are full-time employees. The headcount by department includes 96 in research and development, 194 in sales and marketing, 233 in customer service and technical support, and 58 in finance, human resources and administration.

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

We generate a portion of our revenues by providing tax processing services to enable businesses to file for Employee Retention Tax Credits under the CARES Act. Such regulations were originally expected to expire in 2024 and 2025, which, following their expiration, will adversely impact our revenues and abuses of this program may require government intervention, that could adversely affect the timing of our processing services and delay or otherwise materially affect our future revenue and cash collections.

Since the introduction of the Employee Retention Tax Credits in 2021, we have received a significant portion of our tax processing revenues from the support we provide our customers as a tax processor in filing for Employee Retention Tax Credits. Employee Retention Tax Credits were originally expected to expire during 2024 and 2025; however, it is possible that the government could make changes to or revoke the program prior to its scheduled expiration. In January 2024, the United States House of Representatives passed the Tax Relief for American Families and Workers Act of 2024, which sets an expiration date of January 31, 2024, on additional claims for ERTC that can potentially apply retroactively. The bill also includes various enforcement provisions related to ERTC, including extending the statute of limitation on assessment for the credit, and increasing certain penalties and reporting requirements for those who are considered COVID-ERTC promoters. The Senate must also pass an identical version of the bill that must then be signed by the President before it becomes law. On September 14, 2023, the IRS announced a moratorium on processing new ERTC claims until at least December 31, 2023, to handle the increased number of fraudulent ERTC claims filed. While the IRS is not pausing the processing of ERTC claims filed before September 14, 2023, and eligible taxpayers retain the right to continue to file legitimate ERTC claims, the moratorium will likely adversely affect revenues earned from support provided to customers who would otherwise undergo ERTC claim processing. Given this, investors should not expect our tax processing revenues from ERTC filings to continue beyond 2024, and any earlier expiration or revocation of the ERTC program, including the moratorium described above, will have an adverse effect on our financial condition and results of operation. Further, we have entered into deferred payment arrangements with some customers and referral partners whereby collections from the customer are expected to be received upon the customer’s future receipt of their tax credit. Given the deferred nature of such receipts there is risk pertaining to our ability to collect such amounts in the future. In certain situations, the tax authorities could have the ability to challenge the validity of a business’ filing or could challenge our calculations or find other deficiencies in our filings that could expose us to uncertain penalties or damages.

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

We have historically incurred losses since our inception. We experienced a net loss from continuing operations of $9.2 million in the fiscal year ended December 31, 2023. At December 31, 2023, our accumulated deficit was $290.4 million and total stockholders’ equity was $191.7 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Such expenses include among others, transaction costs associated with acquisitions, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control, including the impact of the current economic environment. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

Privacy concerns and laws and other regulations may limit the effectiveness of our applications and adversely affect our business.

Our products are subject to various complex laws and regulations on the federal, state and local levels, including those governing data security and privacy. The regulatory framework for privacy issues is rapidly evolving and will remain uncertain as more jurisdictions adopt laws and regulations regarding the collection, processing, storage and disposal of personal information. In the United States, the laws include regulations promulgated by the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, state data breach notification laws, and state security and privacy laws such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (the “CCPA”) and the Illinois Biometric Information Privacy Act (“IBIPA”) governing biometric data. Some of these laws, such as the CCPA and IBIPA, grant consumers private right of actions for data breaches or violations as applicable. Additionally, new privacy legislation became effective throughout 2023 in various states including Virginia, Colorado, Utah and Connecticut. These laws track significant portions of existing laws but include differences that may or may not increase our compliance burden. Additional states may adopt privacy laws in the future that may increase our compliance burden.

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

The adoption of new money transmitter or money service business statutes in new jurisdictions, changes in regulators’ interpretations of existing statutes, or disagreement by regulators of our interpretation of such statutes or regulations could require additional registrations or licensing, limit certain of our business activities until we are properly licensed and expose us to financial penalties. These occurrences could also require change to the manner in which we conduct some aspects of our money movement business, client funds investment strategy or our overall business strategy. Although we maintain that we are not a money service business or money transmitter at the federal level, we proactively registered with FinCEN and adopted an Anti-Money Laundering Policy and compliance program designed to mitigate the risk of our services and application being utilized for illegal purposes including money laundering and to assist in detecting fraud. We are licensed or are pursuing licensure in any jurisdiction that requires a payroll processor to be licensed under state money transmission laws. The statutes governing our money transmitter licenses subject us to routine examinations from the regulatory agencies overseeing these licenses. If these examinations reveal violations of the money transmitter license and those violations cannot be remediated, we may be subject to civil and criminal fines and penalties and we could lose our license to provide our services in those jurisdictions, all of which could have a material adverse effect on our business. Further, should states or jurisdictions where we are not licensed or pursuing licenses determine that that we are a money service business or money transmitter, we could be subject to civil and criminal fines, penalties, registration fees, cost of surety bonds or other security, reputational damage and other negative consequences that may have an adverse effect on our financial condition.

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

Any of these risks could have an adverse effect on our business, operating results and financial condition. To facilitate these acquisitions or investments, we may seek equity or debt financing, which may not be available on terms favorable to us, or at all, which may affect our ability to complete acquisitions or investments. If we finance acquisitions by issuing equity or convertible or other debt securities or loans, or issue equity as consideration for an acquisition, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligations related to, the incurrence of indebtedness.

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

Our future success relies on our capacity to attract new clients and increase revenue from existing clients, necessitating the ongoing improvement and innovation of our products. The timely completion, introduction, and market acceptance of enhancements or new features are crucial factors for success. Inability to meet client needs, develop/acquire successful features, or navigate market challenges could adversely affect our business, operating results, and financial condition.

Our products, designed to operate across various platforms and utilizing Internet tools and protocols, require continuous modification to align with changes in Internet-related hardware, software, communication, browser, and database technologies. Additionally, the emergence of technologies offering HCM software at lower prices or with increased efficiency poses competition challenges. Failing to respond promptly and cost-effectively to these technological shifts may render our products less marketable or competitive, potentially impacting our business, operating results, and financial condition negatively.

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

The market for payroll and HCM solutions is fragmented, highly competitive and rapidly changing. Our competitors vary, and include (i) our main competitors, such as ADP, Paychex, UKG, Paylocity, Paycor, Paycom, Ceridian, isolved, and Gusto, (ii) competitors to Asure Time & Attendance, such as UKG, Paychex, ADP and Time Simplicity and (iii) primary competitors to our tax management solutions, such as Ceridian and ADP.

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

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets, including goodwill. Goodwill and identifiable intangible assets together accounted for approximately 33% of the total assets on our balance sheet as of December 31, 2023. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a change to our earnings. Any future impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, operating results and financial condition.

We may be required to incur debt to meet future capital requirements of our business. Should we be required to incur debt, the restrictions imposed by the terms of such debt could adversely affect our financial condition and our ability to respond to changes in our business.

If we incur debt, we may be subject to the following risks:

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

We intend to continue to make investments, including the acquisition of complementary businesses, to support our business growth and may seek additional funds to respond to business challenges, including the need to develop new features or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel as needed in the future, it could disrupt the operation of our business, delay our product development, harm our growth efforts and have a material adverse effect on our business.

Our future performance depends largely on our ability to continually and effectively attract, train, retain, motivate and manage highly qualified and experienced technical, sales, marketing, finance, managerial and executive personnel. Our future development and growth depend on the efforts of key management personnel and technical employees. We cannot guarantee that we will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of our key management or technical personnel could have a material and adverse effect on our business, operating results and financial condition.

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

Some of the key components used to manufacture our products, such as the AsureForce® time clocks and air clocks, come from limited or single sources of supply. We do not have contractual commitments or guaranteed supply arrangements with our suppliers. As a result, we are subject to the risk of shortages and long lead times in the supply of our components or products. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers’ ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

Our services are subject to various laws and regulations including COBRA, HIPAA, laws and regulations promulgated by state wage and hour authorities and anti-money laundering regulations. Failure to comply with the multiple laws and regulations that impact us may result in civil liability from our clients for noncompliance, regulatory fines, and loss of reputation in the event of a public regulatory investigation or consent order or civil lawsuit. Moreover, many of our solutions are designed to assist our clients with their compliance with myriad government regulations and laws that continually change. For example, regulatory changes in 2020 in response to the COVID-19 pandemic necessitated multiple product modifications to accommodate changes relevant to the collection and remittance of payroll tax, including payroll tax deferments. The introduction of new regulatory requirements or changes in interpretation of existing laws or regulations could increase our cost of doing business. As with the development changes necessitated with new regulations in response to COVID-19, changing regulatory requirements may require the introduction of new applications or enhancements, or may make new modifications or new applications more expensive or could prevent the introduction of new applications. Changes in laws could also impact applications under development, rendering them in applicable or obsolete mid-development which could result in wasted time and development money. Any failure to anticipate and respond to these legal regulations and changes and provide tools and applications to solve for these changes in a timely fashion could adversely affect our reputation and affect our business and results of operations.

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

We are enhancing our products and technologies through the integration of artificial intelligence (“AI”), anticipating its increasing role in our business offerings. Like any developing technology, AI brings inherent risks and challenges that may impact its development, adoption, and use, consequently affecting the reliability of our business and product offerings.

AI algorithms may have flaws, and datasets may be insufficient, of poor quality, or contain biased information. While our goal is to use AI to assist customers in data collection, there is a risk that the information produced by AI applications may be perceived as deficient or inaccurate, potentially resulting in competitive harm, legal liability, and damage to our brand or reputation.

In addition, our use of AI technology may subject us to financial or regulatory risks. Evolving rules, regulations, and industry standards governing AI may require us to expend significant resources to modify, maintain, or align our business practices or products to comply with US and non-US rules and regulations, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including the EU and certain US states, have already proposed or enacted laws governing AI. US federal agencies are likely to release AI regulations in the near future in light of the Biden administration’s October 30, 2023 Executive Order on AI. The regulatory environment surrounding the impact of the implementation of AI on our products and services may adversely affect our ability to produce and export products and as a result may cause harm to our reputation and financial liability.

Despite our efforts to mitigate these risks through sound business practices, the ability to generate data-driven insights for our customers using AI in our HCM technology may be constrained by existing and future regulatory requirements. These regulations could limit our innovative use of data to support the evolving needs of our customers.

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

•fire, earthquake, flood, the spread of major epidemics and other natural disasters; and

•power loss.

Although we generally back up our client databases hourly, and store our data in more than one geographically distinct location at least weekly, we do not currently offer immediate access to disaster recovery locations in the event of a disaster or major outage. Thus, in the event of any of the factors described above, or other failures of our computing infrastructure, clients may not be able to access their data for lengthy periods of time and it is possible that client data from recent transactions may be permanently lost or otherwise compromised. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our software.

Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us.

Banking and capital markets have recently and may in the future experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws, or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. Any of these results could have a material adverse effect on our business, financial condition, and results of operations.

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

We use certain third-party software in our applications that we obtain from other companies and will continue to rely on such third party software. If we were required to find alternatives to such software for whatever reason, it may be expensive to replace, and could require significant investment of time and resources to find alternatives and integrate with our software. Additionally, error or issues in that software could adversely affect our own software and errors or defects may not be readily apparent to us, resulting in a failure of our applications.

Evolving regulation of the Internet, changes in the infrastructure underlying the Internet or interruptions in Internet access may adversely affect our business, operating results and financial condition by increasing our expenditures and causing client dissatisfaction.

Our services depend on the ability of our registered users to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Laws or regulations that adversely affect the growth, popularity or use of the Internet, including changes to laws or regulations impacting Internet neutrality, could decrease the demand for our products, increase our operating costs, require us to alter the manner in which we conduct our business and/or otherwise adversely affect our business. For example, in 2017 the Federal Communications Commission (the “FCC”) adopted an order repealing rules that prohibit Internet service providers (“ISPs”) from blocking or throttling Internet traffic, and from engaging in practices that prioritize particular Internet content in exchange for payment (also known as “paid prioritization”). In October 2023, the FCC proposed to reclassify ISPs as a Title II telecommunications service under Title II of the Communications Act and reinstate net neutrality obligations on ISPs. The impact of these rules, if adopted, remains uncertain and further judicial review is likely. A number of states, including California, have also taken executive action or passed legislation seeking to reestablish net neutrality, and there are efforts within Congress to pass federal legislation to codify uniform net neutrality requirements. Changes in regulatory requirements or uncertainty associated with the regulatory environment could delay or cause us to experience discriminatory or anti-competitive behavior, which could adversely affect the sale of our products and services.

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

The application of federal, state, and local tax laws to services provided electronically often involve complex issues and significant judgment. New laws or changes to existing income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments could adversely affect our business, results of operations and financial condition due to the inherent cost increase. Moreover, each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, we may voluntarily engage state tax authorities to determine how to comply with that state’s rules and regulations. We cannot, however, assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we might be liable for past taxes and the associated interest and penalty charges, in addition to taxes going forward, which may adversely affect our business, sales activity, results of operations and financial condition.

Political, economic and social factors may materially adversely affect our business and financial results.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. A slowdown in the economy or other negative changes, including in employment levels, the level of interest rates or the level of inflation, may have a negative impact on our businesses. In addition, as our operating costs increase due to inflationary pressure or otherwise, we may not be able to offset these increases by corresponding price increases for our products and solutions. Clients may react to worsening conditions by reducing their spending on HCM services or renegotiating their contracts with us, which may adversely affect our business and financial results.

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

The market price of our common stock has in the past been and is likely to continue in the future to be, volatile. During the fiscal year ended December 31, 2023, the Nasdaq closing price of one share of our common stock fluctuated from a low of $6.83 to a high of $16.83. During the fiscal year ended December 31, 2022, the Nasdaq closing price of one share of our common stock fluctuated from a low of $5.04 to a high of $10.50. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

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

•actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock; and

•political or economic uncertainties, including rising interest rates or inflation, ongoing international conflicts and other developments that affect the equity trading markets.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We have implemented a comprehensive cyber risk management program that adheres to industry standards, specifically the National Institute of Standards and Technology’s cybersecurity framework and risk management standards. This program is maintained by a dedicated security operations team at the Company (the “Security Operations Team”). This process includes annually assessing and categorizing existing and emerging threats to Asure’s business operations and its information systems. Identified risks are assessed for severity and probability of impact and then risk treatments are identified and implemented. Additionally, Asure has implemented a vendor risk management program to continually assess and monitor risks posed by vendors and partners of the Company.

We maintain a comprehensive listing of controls that includes those risk treatments which are continuously monitored and assessed by the Security Operations team. These controls are derived from the risk assessment process and include physical, logical and environmental security, vulnerability management, secure development and change management, fraud detection, and privacy. We also maintain a security awareness program (the “Security Awareness Program”), which is designed, implemented and maintained by our VP of Information Security. Our Security Awareness Program includes training that reinforces our information technology risk and security management policies, standards and practices, as well as the expectation that employees comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect our resources and information, as well as how to respond to unauthorized access to or use of Company information. The Security Awareness Program training is mandatory for all employees at least annually, and it is supplemented by Company-wide assessment initiatives, including periodic testing. Additionally, we provide specialized security training for certain employee roles, such as application developers.

We conduct periodic tests to assess our processes and procedures and the threat landscape, which are designed with the goal of implementing and maintaining a robust cybersecurity program. Where appropriate, we take additional and ongoing steps intended to strengthen our cybersecurity capabilities and mitigate the risk of a breach or incident. Our security program and IT-related controls are regularly examined by internal auditors, external auditors and various regulators who regularly assess the design and effectiveness of our control framework. As part of those assessments, Asure maintains both SOC1 Type 2 and SOC2 Type 2 certifications specifically evaluating the security, confidentiality, and availability of its systems and information. Additionally, state examiners audit our IT-related controls as part of our Money Transmitter Licensing requirements.

Although we have designed its cybersecurity program and governance procedures noted above to mitigate cybersecurity risks, we continue to face unknown cybersecurity risks, threats and attacks. To date, these risks, threats and attacks have not had a material impact on our operations, business strategy or financial results; however, they may have a material impact in the future.

Please refer to the “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on risks posed by cybersecurity threats to the Company.

Governance

Our Security Operations team, led by the VP of Information Security, is responsible for identifying, assessing, mitigating, and reporting on material cybersecurity risks to the executive management team. In addition, cybersecurity risks, emerging and existing threats and Asure’s current security posture are presented to the board of directors quarterly. Our VP of Information Security holds a high-level certification relating to information security, Certified Information Systems Security Professional (CISSP) from the International Information Security System Security Certification Consortium, and has 17 years of information security, risk management, application security, security operations, and incident management experience. Our Executive Management receives regular monthly reports from the VP of Information Security.

Our Security Operations team has implemented a continuous monitoring program that provides real time feedback to security events that are triaged and remediated. Critical incidents are escalated in accordance with Asure’s Incident Response Policy. Critical incidents are reported to the board of directors as required by Asure’s Incident Response Policy.

ITEM 2.    PROPERTIES

Our principal offices are located in Austin, Texas where we occupy approximately 9,500 square feet of office space. We also lease office suites in Alabama, California, Florida, New Jersey, New York, Tennessee and Vermont.

Management believes that the leased properties described above are adequate to meet Asure’s current operational requirements and can accommodate further physical expansion of office space as needed.

ITEM 3.    LEGAL PROCEEDINGS

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2023, we were not party to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market under the symbol “ASUR.”

HOLDERS

As of February 23, 2024, we had approximately 370 stockholders of record of our common stock.

UNREGISTERED SALE OF EQUITY SECURITIES

There were no unregistered sales of equity securities by us during the year ended December 31, 2023 that were not reported in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

On February 22, 2024, we issued 450 shares of our common stock to a payroll processing and benefits brokerage servicer based in New Jersey from whom we acquired certain of their assets. The shares were part of the purchase price consideration in connection with such purchase. The shares were valued at $10.01 per share, or an aggregate of $4,500. The issuance and sale of the shares of our common stock in connection with this acquisition are exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2023 with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plan Approved by Stockholders(1)	2,220	$4.60	1,733
Equity Compensation Plans Not Approved by Stockholders(2)	—	—	—
Total	2,220	$4.60	1,733
(1)Consists of stock options, restricted stock units, and performance stock units adjusted for performance as of December 31, 2023.
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

We have attempted to identify these forward-looking statements with the words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions. Examples of “forward-looking statements” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, our results could differ materially from the results expressed or implied by the forward-looking statements we make. Additionally, we are under no obligation to update any of the forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results.

OVERVIEW

We are a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so SMBs can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with and to differentiate themselves with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Our approach to HR compliance services incorporates artificial intelligence technology to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of Reseller Partners.

We strive to be the most trusted HCM resource to SMBs and are focused on less densely populated U.S. metropolitan cities where fewer of our competitors have a presence. We sell our solutions through both direct and partner channels. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. Asure has two types of partners: Reseller Partners that white label our products while providing value-added services to their clients (our indirect clients) and Referral Partners that provide us with SMB leads but do not resell our solutions.

As of December 31, 2023, Asure had more than 100,000 clients, with approximately 15% direct and the remaining clients indirect who have contracts with Reseller Partners.

We plan to continue to enhance our products and technologies by leveraging the latest technology stack, Robotic Process Automation (“RPA”), artificial intelligence (“AI”), and development partnerships. We expect that our expanded investment in product, engineering, SaaS hosting, mobile and hardware technologies will lay the groundwork for broader market opportunities and represent a key aspect of our competitive differentiation. We also plan to expand our technological resources through organic improvements and acquired intellectual property. We expect to continue to expand the breadth of integration between our solutions, allowing direct clients and resellers the ability to easily add and implement components across our entire solution set. Our initiatives include providing our customers with more accurate and efficient automation powered by an informed knowledge base. Consistent with that effort, our engineering team utilizes an AI development Copilot to increase their productivity and efficiency. Our operations team utilizes a digital assistant to allow for a more efficient and accurate way to automate repetitive tasks, which we believe will free up our time for more strategic work and reducing the risk of errors. We are committed to providing the best-in-class solutions.

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

Our tax management solutions revenue is derived from providing clients with innovative payroll tax processing software and service solutions.

Interest from client funds is generated when we gain possession of funds intended to be disbursed based on the clients’ needs. We invest the monies in short and long-term securities that may be held to maturity before disbursement.
2023 Highlights

•Consolidated revenue of $119,082 for 2023, representing a 24% increase over revenue in 2022.

•Recurring revenue of $99,734 for 2023, representing a 16% increase over recurring revenue in 2022.

•Net loss of $9,214 for 2023, an improvement of $5,252 from prior year loss of $14,466.

•Gross profit of $85,537 for 2023 versus $62,510 in 2022.

OPERATING SEGMENT

We operate as one operating segment. Operating segments are defined as components of an enterprise for which the chief operating decision maker, who in our case is the Chief Executive Officer, in deciding how to allocate resources and assess performance, evaluates separate financial information regularly. Over the last eight years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the human capital management market. Our business operates in one operating segment because our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Because we operate as one operating segment, all required financial segment information can be found in the Consolidated Financial Statements.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in our Consolidated Statements of Comprehensive Loss:

	Year Ended December 31,
	2023	2022
Revenues	100%	100%
Gross profit	72%	65%
Sales and marketing	24%	21%
General and administrative	33%	35%
Research and development	6%	6%
Amortization of intangible assets	11%	14%
Total operating expenses	74%	77%
Interest expense, net	(4)%	(5)%
Loss on extinguishment of debt	(1)%	—%
Other (expense) income, net	—%	1%
Loss from operations before income taxes	(8)%	(15)%
Net loss	(8)%	(15)%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 84% of total revenue in the year ended 2023, compared to 90% in 2022.

Our revenue was derived from the following sources (in thousands):

	Year Ended December 31,		Variance
	2023	2022	$	%
Recurring	$99,734	$86,222	$13,512	16%
Professional services, hardware and other	19,348	9,606	9,742	101%
Total	$119,082	$95,828	$23,254	24%

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

This revenue line also includes interest earned on funds held for clients as well as revenues generated via fixed fee arrangements for provisioning and filing for Employee Retention Tax Credit (“ERTC”) credits. Interest earned is generated from funds we collect from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper, fixed income securities and certificates of deposit until they are paid to the applicable tax or regulatory agencies or to client employees. The amount of interest we earn from the investment of client funds is also impacted by changes in interest rates. Asure also generates revenues from provisioning and filing for ERTC. Revenue generated for such activity is based on multi-year contracts with volume commitments and is recorded as recurring revenues. Refer to “Risk Factors” in Part I, 1A. for more information about risks related to our ERTC business.

Recurring revenue for the year ended December 31, 2023 was $99,734, an increase of $13,512, or 16%, from $86,222 for the year ended December 31, 2022. The increase is primarily due to an increase of approximately $7,200 in HR compliance revenue, an increase of $6,500 in interest earned on funds held for clients, and an increase of $3,300 in revenue from AsureMarketplace™, offset by a decrease of $2,300 in ERTC revenue.

Professional Services, Hardware and Other Revenues

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products as well as ERTC revenues that are transactional in nature.

Professional services, hardware and other revenue increased $9,742, or 101%, for the year ended December 31, 2023 from the similar period in 2022, primarily due to growth in non-recurring ERTC revenues. ERTC revenues were originally expected to expire during 2024 and 2025; however, it is possible that the government could make changes to or revoke the program prior to its scheduled expiration. For example, in January 2024, the United States House of Representatives passed the Tax Relief for American Families Act of 2024, which sets an expiration date of January 31, 2024, on additional claims for ERTC that can potentially apply retroactively. If approved by other branches of the government, this will have an effect on our ERTC revenues and cash collections. Additionally, in September 2023, the IRS announced a moratorium through the end of the year on processing new ERTC claims due to concerns over questionable or fraudulent claims. The moratorium may potentially delay the processing and collections of previously filed ERTC claims. Refer to “Risk Factors” in Part I, 1A. for more information about risks related to our ERTC business.

Although our total customer base is widely spread across industries, our sales are concentrated in small and medium-sized businesses (“SMBs”). We continue to target SMBs across industries as prospective customers. Geographically, we sell our products primarily in the United States.

In addition to continuing to develop our workforce solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.

Gross Profit and Gross Margin

Consolidated gross profit for the year ended December 31, 2023 was $85,537, an increase of $23,027, or 37%, from $62,510 for the year ended December 31, 2022. Gross margin as a percentage of revenue was 72% for the year ended December 31, 2023 as compared to 65% for the year ended December 31, 2022. The increase is primarily attributable to the increase in revenue in higher margin revenue streams and more efficient operations driven by consolidation and standardization efforts across the Company.

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

Sales and marketing expenses for the year ended December 31, 2023 were $28,734, an increase of $8,474, or 42%, from $20,260 for the year ended December 31, 2022, primarily due to an increase in direct sales personnel, higher sales commissions owing to increased revenues, and an increase in marketing initiatives. Sales and marketing expenses as a percentage of revenue increased to 24% for the year ended December 31, 2023 from 21% for the same period in 2022.

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

General and administrative expenses for the year ended December 31, 2023 were $39,333, an increase of $5,409, or 16%, from $33,924 for the year ended December 31, 2022, primarily attributable to increased personnel, share-based compensation, and contracting costs. General and administrative expenses as a percentage of revenue decreased to 33% for the year ended December 31, 2023 from 35% for the same period in 2022.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the year ended December 31, 2023 were $6,846, an increase of $699, or 11%, from $6,147 for the year ended December 31, 2022. The increase in R&D expense is primarily attributable to an increase in personnel costs, partially offset by an increase in capitalized software expenses driven by continued investments in development of our products. R&D expenses as a percentage of revenues remained flat at 6% for the years ended December 31, 2023 and 2022.

Amortization of Intangible Assets

Amortization expense in operating expenses for the year ended December 31, 2023 was $13,623, an increase of $137, or 1%, from $13,486 for the year ended December 31, 2022. Amortization expense as a percentage of revenue was 11% for the year ended December 31, 2023 from 14% for the same period in 2022.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2023 was an expense of $4,297 compared to an expense of $4,438 for the year ended December 31, 2022. The decrease in interest expense, net relative to the prior year is primarily attributable to our payoff of the outstanding debt under the credit facility with Structural Capital Investments II LP in 2023. Interest expense, net as a percentage of revenue was an expense of 4% and 5% for the years ended December 31, 2023 and December 31, 2022, respectively. Interest expenses for the years ended December 31, 2023 and 2022 are composed primarily of interest expense on notes payable.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the year ended December 31, 2023 was $1,517 compared to no loss for the year ended December 31, 2022. Loss on extinguishment of debt as a percentage of revenue was 1% for the year ended December 31, 2023. For the year ended December 31, 2023, the amount in loss on extinguishment of debt consisted of loss recognized as a result of the termination of our credit facility with Structural Capital.

Other (Expense) Income, Net

Other (expense) income, net for the year ended December 31, 2023 was an expense of $292 compared to income of $1,391 for the year ended December 31, 2022. Other (expense) income, net as a percentage of revenue was negligible for the year ended December 31, 2023, and 1% for the year ended December 31, 2022. For the year ended December 31, 2023, the amounts in other (expense) income, net primarily consisted of losses on disposal of assets. For the year ended December 31, 2022, the amounts in other (expense) income, net primarily consisted of a fair value adjustment on contingent purchase consideration in connection with the acquisition of a payroll business in September 2021.

Income Taxes

For the year ended December 31, 2023 and 2022, we recorded an income tax expense attributable to continuing operations of $109 and $112, respectively, a decrease of $3 or 3%.

Loss From Operations

We incurred a loss from operations of $9,214, or $(0.42) per share, during the year ended December 31, 2023, compared to a loss from operations of $14,466, or $(0.72) per share, during the year ended December 31, 2022. Loss from operations as a percentage of total revenues was 8% and 15% for the years ended December 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	December 31, 2023	December 31, 2022
Cash and cash equivalents(1)	$30,317	$17,010
(1)This balance excludes cash equivalents in funds held for clients

Working Capital. We had working capital of $25,880 at December 31, 2023, an increase of $17,787 from working capital of $8,093 at December 31, 2022. Working capital as of December 31, 2023 and December 31, 2022 includes $6,853 and $8,461 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $18,900 for the year ended December 31, 2023 was driven by non-cash adjustments to our net loss of approximately $29,530, primarily due to depreciation and amortization. Net cash provided by operating activities of $13,674 for the year ended December 31, 2022 was driven by non-cash adjustments to our net loss of approximately $22,875, primarily due to depreciation and amortization, offset by our net loss of $14,466. For the year ended December 31, 2022, changes in operating assets and liabilities resulted in cash provided of $5,265.

Investing Activities. Net cash used in investing activities of $29,525 for the year ended December 31, 2023 is primarily due to purchases of available-for-sale securities of $27,647, partially offset by proceeds from sales and maturities of available-for-sale securities of $14,385. Net cash used in investing activities of $35,999 for the year ended December 31, 2022 is primarily due to the purchase of available-for-sale securities of $37,232.

Financing Activities. Net cash provided by financing activities was $24,205 for the year ended December 31, 2023, which primarily consisted of net proceeds from the issuance of common stock of $46,800, a net increase in client fund obligations of $13,931, offset by payments of notes payable of $35,627. Net cash used in financing activities was $12,376 for the year ended December 31, 2022, which primarily consisted of a net decrease in client fund obligations of $11,055.

On August 16, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Stifel, Nicolaus & Company, Incorporated and Craig-Hallum Capital Group LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to a firm commitment offering of 3,333 newly issued shares of our common stock at a public offering price of $12.00 per share (the “2023 Offering”). On August 21, 2023, we completed the 2023 Offering, and realized net proceeds of $37,395, after deducting underwriting discounts and offering expenses of $2,605. Additionally, on August 30, 2023, the Underwriters exercised their option to purchase an additional 500 shares of our common stock, and we realized net proceeds of $5,507, after deducting underwriting discounts and offering expenses of $493.

On September 12, 2023, we terminated the Loan and Security Agreement (the “Loan Agreement”) dated September 10, 2021, with Structural, and Ocean II PLO LLC, as administrative and collateral agent for the Lenders (“Agent”), and repaid the secured promissory note (the “Note”) with Agent evidencing our obligations under the Loan Agreement. In connection with the termination, we paid an aggregate amount of $30,927 (the “Payoff Amount”) in full payment of the outstanding obligations under the Loan Agreement and Note. The Payoff Amount represented $30,617 of outstanding principal and interest on the unpaid principal balance, a prepayment fee in the amount of $306 and an immaterial amount of fees and other expenses due to Agent.

We have an outstanding promissory note in connection with a payroll business acquired in September 2021 in the amount of $4,200 as of December 31, 2023. The outstanding promissory note matures on September 30, 2026.

We also have an outstanding promissory note in connection with a payroll business acquired in October 2023 in the amount of $1,500 as of December 31, 2023. The outstanding promissory note matures on October 1, 2025.

Sources of Liquidity. As of December 31, 2023, our principal sources of liquidity consisted of approximately $30,317 of cash, cash equivalents and restricted cash, and cash generated from operations of our business over twelve months.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. However, we believe to have sufficient liquidity as of December 31, 2023 to support our business operations for the next 12 months. We may need to raise additional capital in the future in order to grow our existing software operations and to seem additional strategic acquisitions in the near future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all.

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

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 (“Topic 606”) “Revenue from Contracts with Customers) supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on our results of operations, cash flows, or financial position. The initial application was applied to all contracts at the date of initial application. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.

The primary impact of adopting Topic 606 is to sales commissions related to onboarding new clients that were previously expensed. Under the new standard, these costs are now capitalized as deferred commissions and amortized over the estimated customer life of five to ten years.

The terms of our contracts with customers range from month-to-month for some Asure HCM direct clients to longer terms ranging from one to three years, some of which are renewable for successive terms. A SaaS/software subscription arrangement may also include hardware, setup and implementation services. Revenue allocated to the SaaS/software subscription performance obligations are recognized on an output basis ratably as the service is provided over the non-cancellable term of the SaaS/subscription service and are reported as recurring revenue on the Consolidated Statements of Comprehensive Loss. Revenues generated via fixed fee arrangements for provisioning and filing for Employee Retention Tax Credits with referral partners are also recorded as recurring revenue. Revenue allocated to other performance obligations included in the arrangement is recognized as outlined in the paragraphs below.

Hardware devices sold to customers are sold as either a standard product sell arrangement where title to the hardware passes to the customer or under a hardware-as-a-service (“HaaS”) arrangement where the title to the hardware remains with Asure. Revenue allocated to hardware sold as a standard product are recognized on an output basis when title passes to the customer, typically the date we ship the hardware. Revenue allocated to hardware under a HaaS arrangement are recognized on an output basis, recorded ratably as the service is provided over the non-cancellable term of the HaaS arrangement, typically one year. Revenue recognized from hardware devices sold to customers via either of the two above types of arrangements are reported as Hardware revenue on the Consolidated Statements of Comprehensive Loss.

Our professional services offerings typically include data migration, set up, training, and implementation services. Set up and implementation services typically occur at the start of the software arrangement while certain other professional services, depending on the nature of the services and customer requirements, may occur several months later. We can reasonably estimate professional services performed for a fixed fee and we recognize allocated revenue on an output basis on a proportional performance basis as the service is provided. We recognize allocated revenue on an output basis for professional services engagements billed on a time and materials basis as the service is provided. We recognize allocated revenue on an output basis on all other professional services engagements upon the earlier of the completion of the service’s deliverable or the expiration of the customer’s right to receive the service. Revenues generated for provisioning and filing for ERTC credits that are based on percentage of recovery are recorded as professional services revenues. Revenue recognized from professional services offerings are reported as Professional service revenue on the Consolidated Statements of Comprehensive Loss.

We recognize allocated revenue for maintenance and support on an output basis ratably over the non-cancellable term of the support agreement. Initial maintenance and support terms are typically one to three years and are renewable on an annual basis. Revenue recognized from maintenance and support are reported as Maintenance and support revenue on the Consolidated Statements of Comprehensive Loss.

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

Deferred revenue includes amounts invoiced to customers in excess of revenue we recognize and is comprised of deferred SaaS/software, HaaS, maintenance and support, and professional services revenue. We recognize deferred revenue when we complete the service and over the terms of the arrangements, primarily ranging from one to three years.

Intangible Assets and Goodwill

We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the continuation of customer relationships and renewal of customer contracts. U.S. generally accepted accounting principles (“GAAP”) require that we not amortize intangible assets other than goodwill with an indefinite life until we determine their life as finite. We must amortize all other intangible assets over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from two to fifteen years. We have assessed the fair value of our customer relationship intangible assets as of December 31, 2023, and we do not believe these to be impaired, as the carrying value of the customer relationship intangible assets are recoverable through the associated projected cash flows.

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. We test goodwill for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. There was no impairment of goodwill in either 2023 or 2022.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 26, 2024

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$30,317	$17,010
Accounts receivable, net of allowance for credit losses of $4,787 and $3,248 at December 31, 2023 and December 31, 2022, respectively	14,202	12,123
Inventory	155	251
Prepaid expenses and other current assets	3,471	10,304
Total current assets before funds held for clients	48,145	39,688
Funds held for clients	219,075	203,588
Total current assets	267,220	243,276
Property and equipment, net	14,517	11,439
Goodwill	86,011	86,011
Intangible assets, net	62,082	66,594
Operating lease assets, net	4,991	7,065
Other assets, net	9,047	5,523
Total assets	$443,868	$419,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$27	$4,106
Accounts payable	2,570	2,194
Accrued compensation and benefits	6,519	5,791
Operating lease liabilities, current	1,490	1,860
Other accrued liabilities	3,862	3,728
Contingent purchase consideration	—	2,955
Deferred revenue	6,853	8,461
Total current liabilities before client fund obligations	21,321	29,095
Client fund obligations	220,019	206,088
Total current liabilities	241,340	235,183
Long-term liabilities:
Deferred revenue	16	788
Deferred tax liability	1,728	1,503
Notes payable, net of current portion	4,282	30,795
Operating lease liabilities, noncurrent	4,638	6,459
Other liabilities	209	114
Total long-term liabilities	10,873	39,659
Total liabilities	252,213	274,842
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 25,382 and 20,628 shares issued, 24,998 and 20,244 shares outstanding at December 31, 2023 and December 31, 2022, respectively	254	206
Treasury stock at cost, 384 shares at December 31, 2023 and December 31, 2022	(5,017)	(5,017)
Additional paid-in capital	487,973	433,586
Accumulated deficit	(290,440)	(281,226)
Accumulated other comprehensive loss	(1,115)	(2,483)
Total stockholders’ equity	191,655	145,066
Total liabilities and stockholders’ equity	$443,868	$419,908

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Recurring	$99,734	$86,222
Professional services, hardware and other	19,348	9,606
Total revenue	119,082	95,828
Cost of sales	33,545	33,318
Gross profit	85,537	62,510
Operating expenses:
Sales and marketing	28,734	20,260
General and administrative	39,333	33,924
Research and development	6,846	6,147
Amortization of intangible assets	13,623	13,486
Total operating expenses	88,536	73,817
Loss from operations	(2,999)	(11,307)
Interest expense, net	(4,297)	(4,438)
Loss on extinguishment of debt	(1,517)	—
Other (expense) income, net	(292)	1,391
Loss from operations before income taxes	(9,105)	(14,354)
Income tax expense	109	112
Net loss	(9,214)	(14,466)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	1,368	(2,384)
Comprehensive loss	$(7,846)	$(16,850)

Basic and diluted loss per share
Basic	$(0.42)	$(0.72)
Diluted	$(0.42)	$(0.72)

Weighted average basic and diluted shares
Basic	22,138	20,117
Diluted	22,138	20,117

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2021	20,028	$204	$(5,017)	$429,912	$(266,760)	$(99)	$158,240
Stock issued upon option exercise and vesting of restricted stock units	136	1	—	89	—	—	90
Stock issued, ESPP	80	1	—	406	—	—	407
Share based compensation	—	—	—	3,179	—	—	3,179
Net loss	—	—	—	—	(14,466)	—	(14,466)
Other comprehensive loss	—	—	—	—	—	(2,384)	(2,384)
Balance at December 31, 2022	20,244	$206	$(5,017)	$433,586	$(281,226)	$(2,483)	$145,066

Stock issued upon option exercise and vesting of restricted stock units	604	6	—	3,014	—	—	3,020
Stock issued, ESPP	103	1	—	539	—	—	540
Shares issued, net of issuance costs	4,047	41	—	45,404	—	—	45,445
Share based compensation	—	—	—	5,430	—	—	5,430
Net loss	—	—	—	—	(9,214)	—	(9,214)
Other comprehensive income	—	—	—	—	—	1,368	1,368
Balance at December 31, 2023	24,998	$254	$(5,017)	$487,973	$(290,440)	$(1,115)	$191,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,214)	$(14,466)
Adjustments to reconcile loss to net cash provided by operations:
Depreciation and amortization	19,135	18,708
Amortization of operating lease assets	1,481	1,702
Amortization of debt financing costs and discount	820	718
Non-cash interest expense	1,471	—
Net accretion of discounts and amortization of premiums on available-for-sale securities	(119)	280
Provision for expected losses	2,047	803
Provision for (recovery of) deferred income taxes	225	(92)
Loss on extinguishment of debt	990	—
Net realized gains on sales of available-for-sale securities	(2,257)	(1,221)
Share-based compensation	5,430	3,179
Loss on disposals of long-term assets	132	25
Change in fair value of contingent purchase consideration	175	(1,245)
Adjustment to intangibles	—	18
Changes in operating assets and liabilities:
Accounts receivable	(4,126)	(7,618)
Inventory	97	(14)
Prepaid expenses and other assets	5,101	2,993
Operating lease right-of-use assets	546	(3,020)
Accounts payable	376	1,611
Accrued expenses and other long-term obligations	87	3,828
Operating lease liabilities	(1,118)	2,023
Deferred revenue	(2,379)	5,462
Net cash provided by operating activities	18,900	13,674
Cash flows from investing activities:
Acquisition of intangible assets	(7,651)	(2,289)
Purchases of property and equipment	(1,585)	(2,318)
Software capitalization costs	(7,027)	(4,228)
Purchases of available-for-sale securities	(27,647)	(37,232)
Proceeds from sales and maturities of available-for-sale securities	14,385	10,068
Net cash used in investing activities	(29,525)	(35,999)
Cash flows from financing activities:
Payments of notes payable	(35,627)	(1,688)
Debt extinguishment costs	(250)	—
Payments of contingent purchase consideration	—	(130)
Net proceeds from issuance of common stock	46,800	497
Capital raise fees	(338)	—
Payments made on amounts due for the acquisition of intangibles	(311)	—
Net change in client fund obligations	13,931	(11,055)
Net cash provided by (used) in financing activities	24,205	(12,376)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	13,580	(34,701)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	164,042	198,743
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$177,622	$164,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2023	2022
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents and restricted cash	$30,317	$17,010
Restricted cash and restricted cash equivalents included in funds held for clients	147,305	147,032
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$177,622	$164,042

Supplemental information:
Cash paid for interest	$3,140	$3,397
Cash paid for income taxes	$432	$233

Non-cash investing and financing activities:
Acquisition of intangible assets	$357	$—
Notes payable issued for acquisitions	$1,209	$411
Shares issued to settle contingent consideration	$2,543	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Asure Software, Inc. (“Asure”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so SMBs can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with and to differentiate themselves with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Our approach to HR compliance services incorporates artificial intelligence technology to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of Reseller Partners.

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

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas and from our processing hubs in Alabama, California, Florida, New Jersey, New York, Tennessee, and Vermont.
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

CONTINGENCIES

Although we have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2023, we were not party to any material legal proceedings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires companies to disaggregate information about their effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes. The standard becomes effective for public entities for annual periods beginning after December 15, 2024. We are currently evaluating this standard and the potential effects of these changes to our consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2025.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses for interim and annual periods. In addition, the standard requires public entities that have a single reportable segment to provide all the disclosures required by the standard and all existing segment disclosures in Topic 280. The standard is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating this standard and the potential effects of these changes to our consolidated financial statements and will adopt this new standard in the fiscal year beginning January 1, 2024.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), which establishes a new approach to estimate credit losses on certain financial instruments. The update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended guidance will also update the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss. The standard became effective for interim and annual periods beginning after December 15, 2022. Effective January 1, 2023, we adopted the provisions of ASU No. 2016-13 and determined that adoption did not have a material impact on our Consolidated Financial Statements.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

We consider all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Restricted cash consists of cash balances which are restricted as to withdrawal or usage. As of December 31, 2023, we had no restricted cash.

INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums and accretion of discounts is included in interest income. Realized gains and losses and declines in value judged to be credit losses, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

FUNDS HELD FOR CLIENTS

Funds held for clients represent assets that are held for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services and are classified as client fund obligations on our Consolidated Balance Sheets. Funds held for clients are held in demand deposit or brokerage accounts at financial institutions and are classified as a current asset on our Consolidated Balance Sheets.

Client fund obligations represent our contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that we impound funds from clients. The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date. We have reported client fund obligations as a current liability on the Consolidated Balance Sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis, and non-financial assets and liabilities such as goodwill, intangible assets and property and equipment that are measured at fair value on a non-recurring basis.

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents are deposited at various area banks, which at times may exceed federally insured limits. We monitor the viability of the banking institutions carrying our assets on a regular basis, and have the ability to transfer cash to various institutions during times of risk. We have not experienced any losses related to these cash balances, and believes our credit risk to be minimal.

ACCOUNTS RECEIVABLE, NET

We grant credit to customers in the ordinary course of business, exposing us to the credit risk of our customers. In the course of our sales to customers, we may encounter difficulty collecting accounts receivable. We limit concentrations of credit risk related to our trade accounts receivable due to our large number of customers, including third-party resellers, and their dispersion across several industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. We require advanced payments or secured transactions when deemed necessary.

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

We maintain an allowance for credit losses, which was previously referred to as “allowance for doubtful accounts” prior to the adoption of ASU No. 2016-13, at an amount we estimate to be sufficient to provide adequate protection against credit losses resulting from extending credit to our customers. We base this allowance and our expected credit loss estimates, in the aggregate, on historical collection experience, age of receivables, general economic conditions and reasonable and supportable forecasts concerning the future. The allowance for credit losses also considers the need for specific customer reserves based on the customer’s payment experience, credit worthiness and age of receivable balances. Our bad debts have been within management expectations. Refer to Note 8 - Contracts with Customers and Revenue Concentration for details on our accounts receivable and allowance for credit losses.

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

We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their useful lives. We currently amortize our acquired intangible assets with definite lives over periods ranging from two to fifteen years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the year ended December 31, 2023.

ORIGINAL ISSUE DISCOUNTS

We recognize original issue discounts (“OID”), when incurred on the issuance of debt, as a reduction of the current loan obligations that we amortize to interest expense over the life of the related indebtedness using the effective interest rate method. We record the amortization as interest expense in the Consolidated Statements of Comprehensive Loss. At the time of any repurchases or retirements of related debt, we write off the remaining amount of net original issue discounts and include them in the calculation of gain or loss on extinguishment of debt in the Consolidated Statements of Comprehensive Loss.

REVENUE RECOGNITION

Our revenue primarily consists of software-as-a-service (“SaaS”) offerings and income from investments made from funds held for clients. Collectively, the SaaS offerings are referred to as “Asure HCM”, consisting of Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions. We also provide support for processing and filing Employee Retention Tax credits as part of our Tax solutions. Furthermore, our Time & Attendance software can be provided in the form of a software subscription license arrangement, that typically includes hardware, maintenance/support, and professional services. We recognize revenue on an output basis when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We determine standalone selling prices based on the amount that we believe the market is willing to pay determined through historical analysis of sales data as well as through use of the residual approach when we can estimate the standalone selling price for one or more, but not all, of the promised goods or services.

The terms of our contracts with customers range from month-to-month for some Asure HCM direct clients to longer terms ranging from one to three years, most of which are renewable for successive terms. A typical SaaS/software subscription arrangement will also include hardware, setup and implementation services. Revenue allocated to the SaaS/software subscription performance obligations are recognized on an output basis ratably as the service is provided over the non-cancellable term of the SaaS/subscription service and are reported as Recurring revenue on the Consolidated Statement of Comprehensive Loss. Revenue allocated to other performance obligations included in the arrangement is recognized as outlined in the paragraphs below.

Processing and filing support services for Employee Retention Tax credits are recognized at the time the applicable tax form is completed. Fees associated with these services are offered at a flat fee and/or a fee that is based on estimated credits the customer will receive upon completion of the applicable tax form. Revenue recognized from Employee Retention Tax credit services are reported as Professional services, hardware and other revenue on the Consolidated Statements of Comprehensive Loss.
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

Our professional services offerings typically include data migration, set up, training, and implementation services. We can reasonably estimate professional services performed for a fixed fee and we recognize allocated revenue on an output basis on a proportional performance basis as the service is provided. Revenue recognized from professional services offerings are reported as Professional services, hardware and other revenue on the Consolidated Statements of Comprehensive Loss.

We recognize allocated revenue for maintenance/support on an output basis ratably over the non-cancellable term of the support agreement. Initial maintenance/support terms are typically one to three years and are renewable on an annual basis. Revenue recognized from maintenance/support are reported as recurring revenue on the Consolidated Statements of Comprehensive Loss.

We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or substantive acceptance clauses until these return, refund or cancellation rights have expired or acceptance has occurred. Our arrangements with resellers do not allow for any rights of return.

Our payment terms vary by the type of customer and the customer’s payment history and the products or services offered. Due to the current political climate related to ERTC, including pending and anticipated changes to ERTC, there is a risk that we may not collect on some of our outstanding percentage of recovery ERTC receivables. The term between invoicing and when payment is due is not significant and as such our contracts do not include a significant financing component. The transaction prices of our contracts do not include consideration amounts that are variable and do not include noncash consideration.

Deferred revenue includes amounts invoiced to customers in excess of revenue we recognize, and is comprised of deferred SaaS/software, HaaS, Maintenance and support, and Professional services revenue. We recognize deferred revenue when we complete the service and over the terms of the arrangements, primarily ranging from one to three years.

ADVERTISING COSTS

We expense advertising costs as we incur them. Advertising expenses were $1,792 and $1,057 for the years ended December 31, 2023 and 2022, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Loss.

LEASE OBLIGATIONS

At the commencement date of a lease, we recognize a liability to make lease payments and an asset representing the right-of-use underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date taking into consideration necessary adjustments for collateral, depending on the facts and circumstances of the lessee and the leased asset, and term to match the lease term. The operating lease asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by us and excludes lease incentives. Operating lease assets and liabilities are shown separately in our Consolidated Balance Sheets.

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

NOTE 2 - BUSINESS COMBINATIONS

2023

Effective October 1, 2023, we acquired certain assets of a Reseller Partner, which were used to provide payroll processing services. The aggregate purchase price paid for these assets was $8,391, paid as follows: (i) $6,891 in cash of which $6,545 was paid at closing and (ii) the delivery of a promissory note in the amount of $1,500. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over six years.

2022

Effective January 1, 2022, we acquired customer relationships of a payroll business for a cash payment of $1,970, which included $31 of transaction costs, and the delivery of a promissory note in the amount of $411. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. In May 2023, we paid the remaining balance of $422 on the promissory note, consisting of $411 in principal and $11 in accrued interest. As of December 31, 2023, there are no further amounts due or owing under the subordinated promissory note.

2021 and 2020

In September 2021, we acquired certain assets of two payroll businesses, which were used to provide payroll processing services. In connection with these acquisitions there were two outstanding promissory notes payable. In September 2023, we paid the remaining balance of $2,312 on one of the promissory notes, consisting of $2,223 in principal and $89 in accrued interest. The second promissory note also includes contingent consideration for which we calculated the final value to be $587. The contingent consideration was added as an increase to the principal balance due on the promissory note during the second quarter of 2023. As of December 31, 2023, the second promissory note had an outstanding balance of $4,200 and matures on September 30, 2026.

In July 2020, we acquired certain assets of a payroll tax business. The Asset Purchase Agreement set forth two subsequent purchase consideration payments, which were contingent on certain thresholds. The first contingent purchase consideration of $1,975, was offset by certain net amounts owed to us by the seller primarily related to transition services in the amount of $191, and was paid in June 2021 for a total payment of $1,784. The outstanding contingent purchase consideration of $2,299 was valued based on the trailing twelve-month revenue at October 31, 2021 and was paid in shares of our common stock in July 2023. As a result, the outstanding contingent consideration of $2,299 was extinguished with the issuance of 214 shares of Asure common stock. As of December 31, 2023, no further contingent purchase obligation remains.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Funds held for clients
Money market funds	$3,431	$3,431	$—	$—
Available-for-sale securities	71,770	—	71,770	—
Total	$75,201	$3,431	$71,770	$—

December 31, 2022
Assets:
Cash equivalents
Money market funds	$—	$—	$—	$—
Funds held for clients
Money market funds	2,829	2,829	—	—
Available-for-sale securities	56,556	—	56,556	—
Total	$59,385	$2,829	$56,556	$—

Liabilities:
Contingent purchase consideration(1)	$2,954	$—	$—	$2,954
Total	$2,954	$—	$—	$2,954
(1)See Note 2 — Business Combinations for further discussion regarding the contingent purchase consideration.

The contractual obligations and earn out provision are accounted for as a contingent liability and fair value is determined using Level 3 inputs, as estimating the fair value of these contingent liabilities require the use of significant and subjective inputs that may and are likely to change over the duration of the liabilities. The following table discloses the change in the gross contingent purchase consideration on our Consolidated Balance Sheets as of December 31, 2023 (in thousands):

December 31, 2022	$2,954
Contingent purchase consideration paid	(3,129)
Change in fair value of contingent liability	175
December 31, 2023	$—

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
December 31, 2023
Restricted cash equivalents	$3,447	$—	$(16)	$3,431
Available-for-sale securities:
Certificates of deposit	845	2	(1)	846
Corporate debt securities	67,277	258	(1,090)	66,445
Municipal bonds	4,251	—	(239)	4,012
U.S. Government agency securities	500	—	(33)	467
Total available-for-sale securities	72,873	260	(1,363)	71,770

Total(2)	$76,320	$260	$(1,379)	$75,201

December 31, 2022
Restricted cash equivalents	$2,829	$—	$—	$2,829
Available-for-sale securities:
Certificates of deposit	983	4	(2)	985
Corporate debt securities	52,251	1	(2,023)	50,229
Municipal bonds	5,297	—	(405)	4,892
U.S. Government agency securities	500	—	(50)	450
Total available-for-sale securities	59,031	5	(2,480)	56,556

Total(2)	$61,860	$5	$(2,480)	$59,385

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of December 31, 2023 and December 31, 2022, there were 54 and 3 securities, respectively, in an unrealized gain position and there were 113 and 124 securities in an unrealized loss position, respectively. As of December 31, 2023, these unrealized losses were less than $61 individually and $1,363 in the aggregate. As of December 31, 2022, these unrealized losses were less than $96 individually and $2,480 in the aggregate. We invest in high quality securities with roughly 70% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At December 31, 2023 and December 31, 2022, none of these securities were classified as cash and cash equivalents on the accompanying Consolidated Balance Sheets.

Funds held for clients represent assets that the we have classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	2023	2022
Restricted cash and cash equivalents held to satisfy client funds obligations	$147,305	$147,032
Restricted short-term marketable securities held to satisfy client funds obligations	10,042	9,174
Restricted long-term marketable securities held to satisfy client funds obligations	61,728	47,382
Total funds held for clients	$219,075	$203,588

Expected maturities of available-for-sale securities as of December 31, 2023 are as follows (in thousands):

One year or less	$10,042
After one year through five years	61,728
$71,770

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2023 and 2022 consisted of the following (in thousands):

	Estimated Useful Life (in years)	2023	2022
Furniture and equipment	2 to 5	$7,950	$7,552
Software development costs	3	25,242	18,678
Software	2 to 5	2,808	2,808
Leasehold improvements	2 to 5	2,516	1,878
Gross property and equipment		38,516	30,916
Less: accumulated depreciation and amortization		(23,999)	(19,477)
Property and equipment, net		$14,517	$11,439

We record the depreciation and amortization of our property and equipment as depreciation expense on our Consolidated Statements of Comprehensive Loss. We record depreciation expenses using the straight-line method over the estimated useful lives of the assets, as noted above. Depreciation and amortization expenses relating to property and equipment were $5,094 and $4,044 for the years ended December 31, 2023 and 2022, respectively.

We acquired software development costs from prior acquisitions and we continue to invest in software development. We are developing products which we intend to offer utilizing software as-a-service (“SaaS”). We follow the guidance of ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, for development costs related to these new products. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are generally expensed as incurred except for significant upgrades and enhancements. Capitalized software costs are amortized over the software’s estimated useful life, which management has determined to be three years. During the years ended December 31, 2023 and 2022, we capitalized $7,027 and $4,228 of software development costs, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	2022	Acquisitions	2023
Goodwill	$86,011	$—	$86,011

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled workforces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of December 31, 2023, there has been no impairment of goodwill based on the qualitative assessments we have performed.

Gross Intangible Assets	2022	Acquisitions	2023
Customer relationships	$118,315	$9,528	$127,843
Developed technology	12,001	—	12,001
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
	$132,228	$9,528	$141,756

The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2023 and 2022 are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
December 31, 2023
Customer relationships	8.5	$127,843	$(67,165)	$60,678
Developed technology	6.9	12,001	(10,701)	1,300
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(928)	104
	8.3	$141,756	$(79,674)	$62,082

December 31, 2022
Customer relationships	8.7	$118,315	$(53,589)	$64,726
Developed technology	6.6	12,001	(10,283)	1,718
Trade names	3.0	880	(847)	33
Non-compete agreements	5.2	1,032	(915)	117
	8.4	$132,228	$(65,634)	$66,594

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in operating expenses were $13,623 and $13,486 for the years ended December 31, 2023 and 2022, respectively. Amortization expenses recorded in cost of sales were $418 and $1,186 for the years ended December 31, 2023 and 2022, respectively. There was no impairment of intangibles during the year ended December 31, 2023 based on the qualitative assessment we performed. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2023 (in thousands):

2024	$14,939
2025	14,153
2026	11,038
2027	8,843
2028	7,374
Thereafter	5,735
$62,082

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	December 31, 2023	December 31, 2022
Subordinated Notes Payable – Acquisitions(1)	12/31/2022 – 9/30/2026	2.00% - 3.00%	$5,700	$6,947
Senior Credit Facility	10/1/2025	14.25%	—	30,607
Total Notes Payable			$5,700	$37,554
(1)See Note 2 — Business Combinations for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
December 31, 2023
Current portion of notes payable	$420	$(393)	$27
Notes payable, net of current portion	5,280	(998)	4,282
Total	$5,700	$(1,391)	$4,309

December 31, 2022
Current portion of notes payable	$4,774	$(668)	$4,106
Notes payable, net of current portion	32,780	(1,985)	30,795
Total	$37,554	$(2,653)	$34,901

The following table summarizes the future principal payments related to our outstanding debt as of December 31, 2023 (in thousands):

2024	$420
2025	1,878
2026	3,402
Total	$5,700

Subordinated Notes Payable - Acquisitions

In January 2023, we resolved the outstanding claims for indemnification for which we were withholding payment of a subordinated note payable issued in connection with the purchase of a business acquired in 2020. Payment on the principal balance was withheld as security for outstanding claims for which we were entitled to indemnification under the purchase agreement. As a result of the resolution of those claims, the remaining balance of $232 was paid to the Seller ($182) and to the claimant ($50) in satisfaction of its claim. As of December 31, 2023, there are no further amounts due or owing under this subordinated promissory note.

In April 2023, we calculated the final contingent consideration due in connection with the acquisition of a payroll business in September 2021. As a result, the fair value of the contingent consideration of $587 was added as an increase to the principal balance due on the promissory note. As of December 31, 2023, the promissory note had an outstanding balance of $4,200.

In May 2023, we paid the outstanding balance of a subordinated note payable in connection with the acquisition of customer relationships of a payroll business that took place in 2022. As a result, we paid the remaining balance of $422 on the promissory note consisting of $411 in principal and $11 in accrued interest. As of December 31, 2023, there are no further amounts due or owing under the subordinated note payable.

In September 2023, we paid the outstanding balance of a subordinated note payable in connection with the acquisition of certain assets of a payroll business that took place in 2021. As a result, we paid the remaining balance of $2,312 on the promissory note consisting of $2,223 in principal and $89 in accrued interest. As of December 31, 2023, there are no further amounts due or owing under the subordinated note payable.

See Note 2 — Business Combinations for further discussion regarding the issuance of subordinated notes payable related to acquisitions.
.
Senior Credit Facility with Structural Capital Investments III, LP

On September 10, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Structural Capital Investments III, LP (“Structural” and together with the other lenders that are or become parties thereto, the “Lenders”), and Ocean II PLO LLC, as administrative and collateral agent for the Lender (“Agent”), under the terms of which the Lenders committed to lend us up to $50,000 in term loan financing to support our growth needs (the “Facility”). Of the amount committed by the Lenders, we drew $30,000 in September 2021. We also entered into a secured promissory note with the Agent evidencing our obligations under the Facility.

On August 7, 2023, we entered into an amendment to the Facility, whereby the Final Payment Fee (as defined in the Loan Agreement) was settled for $1,677 (the “Settled Amount”), which was paid on August 7, 2023. The Final Payment Fee was originally equal to 1.0% of the increase in our market capitalization since September 10, 2021, and was due upon payment in full of the obligations under the Senior Credit Facility. We also paid the Lenders a fee equal to $250 to be credited against any reimbursable expenses owed to the Lenders in a future refinancing of the Facility if it occurs prior to December 31, 2024.

On September 12, 2023, we terminated the Loan Agreement and repaid the outstanding balance on the secured promissory note (the “Note”). In connection with the termination, we paid the Agent for the benefit of the Lenders an aggregate amount of $30,927 (the “Payoff Amount”) in full payment of our outstanding obligations under the Loan Agreement. The Payoff Amount represented $30,617 of outstanding principal and interest on the unpaid principal balance, a 1.0% prepayment fee in the amount of $306 and $5 for the accrued non-utilization fee and lender expenses associated with the extinguishment. As of December 31, 2023, there are no further amounts due or owing under the Facility.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the years ended December 31, 2023 and 2022, are as follows (in thousands):

	2023	2022
Operating lease cost	$2,397	$2,326
Sublease income	(18)	(89)
Net rent expense	$2,379	$2,237

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% and 8% as of December 31, 2023 and December 31, 2022, respectively. The weighted average remaining lease term is five years as of December 31, 2023 and December 31, 2022.

Supplemental cash flow information related to operating leases for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,556	$2,326
Non-cash operating activities:
Operating lease assets obtained or removed in exchange for new, modified or terminated operating lease liabilities	$(546)	$1,317

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

2024	$2,003
2025	1,679
2026	1,217
2027	1,000
2028	995
Thereafter	835
Total minimum lease payments	7,729
Less: imputed interest	(1,601)
Total lease liabilities	$6,128

NOTE 8 - CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $4,787, were $14,202 at December 31, 2023. Receivables from contracts with customers, net of allowance for credit losses of $3,248, were $12,123 at December 31, 2022. We had a provision for expected losses of $2,047, write-offs charged against the allowance for credit losses of $735, and recoveries on previously written off receivables of $227 during the year ended December 31, 2023. We had a provision for expected losses of $803, write-offs charged against the allowance for credit losses of $99, and recoveries on previously written off receivables of $334 during the year ended December 31, 2022. The increase in the receivable balance during 2023 is primarily due to deferred payment terms on many of our Earned Retention Tax Credit (“ERTC”) commitments. Due to the current political climate related to ERTC, including pending and anticipated changes to ERTC, there is a risk that we may not collect on some of our outstanding ERTC receivables. No customers represented more than 10% of our net accounts receivable balance as of December 31, 2023 and December 31, 2022, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $10,302 and $6,660 at December 31, 2023 and December 31, 2022, respectively. The amount of amortization recognized for the years ended December 31, 2023 and December 31, 2022 was $2,803 and $1,644, respectively. The increase in deferred commission costs during the year ended December 31, 2023 is primarily due to an increased focus on sales of our recurring revenue streams.

Deferred Revenue

During the years ended December 31, 2023 and December 31, 2022, revenue of $7,488 and $3,415, respectively, was recognized from the deferred revenue balance at the beginning of each period. The increase in deferred revenue recognized during the year ended December 31, 2023, is primarily due to increases in prices and customers for year-end related services collected in the fourth quarter of 2022, recognized in 2023, and generating $2,553 of the period over period increase. Secondarily, an increase of $1,520 is due to up-front payments collected in 2022 for an AsureMarketplace™ arrangement, recognized in 2023, that was not present during the year ended December 31, 2021.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2023, approximately $19,892 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 87% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the years ended December 31, 2023 and 2022, there were no customers that individually represented 10% or more of consolidated revenue.

NOTE 9 - STOCKHOLDERS’ EQUITY, EMPLOYEE BENEFIT PLANS AND SHARE-BASED COMPENSATION

Shelf Registration

In March 2021, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $150,000 (which includes 1,480 of unsold securities that were previously registered on other registration statements effective at the time of this filing of our current S-3). The shelf registration statement relating to these securities became effective on April 21, 2021. As of December 31, 2023, there is $104,000 available under the shelf registration statement.

On August 16, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Stifel, Nicolaus & Company, Incorporated and Craig-Hallum Capital Group LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to a firm commitment offering of 3,333 newly issued shares of our common stock at a public offering price of $12.00 per share (the “2023 Offering”). On August 21, 2023, we completed the 2023 Offering, and realized net proceeds of $37,395, after deducting underwriting discounts and offering expenses of $2,605. Additionally, on August 30, 2023, the Underwriters exercised their option to purchase an additional 500 shares of our common stock, and we realized net proceeds of $5,507, after deducting underwriting discounts and offering expenses of $493.

Also in March 2021, we filed an acquisition shelf registration statement on Form S-4 with the SEC to allow for us to issue securities in future business combinations. Pursuant to the acquisition shelf registration statement, we may from time to time issue up to 12,500 shares of our common stock as consideration in future business combinations. The shelf registration statement relating to these securities became effective on April 21, 2021. As of December 31, 2023, there are 12,500 shares of common stock available for issuance under this acquisition shelf registration statement.

Share Repurchase Program

On March 10, 2020, our Board of Directors authorized a stock repurchase plan (the “Stock Repurchase Plan”), under which we may repurchase up to $5,000 of our outstanding common stock. This stock repurchase program is in addition to 364 shares available under our stock repurchase plan existing prior to March 10, 2020.

On December 12, 2023, the Board of Directors amended and restated the Stock Repurchase Plan to authorize us to purchase up to $10,000 in shares of our common stock, but no more than $1,500 in shares of our common stock during any calendar quarter. Share repurchases must occur during an open trading window under our insider trading policy and the number of shares that we can purchase on any trading day may not exceed 10% of the trading volume on such trading day. The Stock Repurchase Plan sunsets on September 30, 2025.

Under the Stock Repurchase Plan, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be extended, suspended or discontinued at any time. We expect to finance the program from existing cash resources.

Stock and Stock Option Plans

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”).

Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of our board, are eligible to receive awards under the 2018 Plan. The 2018 Plan provides for the grant of stock options, including incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”), stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance bonus awards, performance stock unit awards (PSUs”), other stock or cash-based awards and dividend equivalents to eligible individuals. We generally grant stock options with exercise prices equal to the fair market value at the time of grant. The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with the date of grant.

The number of shares available for issuance under the 2018 Plan is 4,350 shares. We have 1,397 options, 519 RSUs, and 304 PSUs granted and outstanding pursuant to the 2018 Plan as of December 31, 2023.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Total compensation expense recognized in the Consolidated Statements of Comprehensive Loss for stock based awards was $5,430 and $3,179 for 2023 and 2022, respectively.

The following table summarizes the weighted average assumptions used to develop their fair value for the years ending December 31:

	2023	2022
Grant date fair value	$5.30	$2.47
Risk-free interest rate	3.63%	1.92%
Expected volatility	52%	51%
Expected life (in years)	3.35	2.88
Dividend yield	—	—

As of December 31, 2023, we reserved shares of common stock for future issuance under the 2018 Plan as follows (in thousands):

Options, PSUs and RSUs outstanding	2,220
Shares available for future grant	1,733
Shares reserved	3,953

The following table summarizes activity related to options during the year ended December 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	1,932	$7.34
Granted	11	13.12
Exercised	(420)	7.19
Cancelled	(126)	7.96
Outstanding, end of year	1,397	$7.30	2.40	$2,346

Vested and expected to vest	1,363	$7.30	2.38	$2,294
Exercisable	1,089	$7.22	2.21	$1,885

The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $2,154 and $20, respectively. As of December 31, 2023, total compensation cost not yet recognized related to nonvested share options was $945, which is expected to be recognized over a weighted average period of 1.08 years.

The following table summarizes activity related to RSUs during the year ended December 31, 2023 (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	281	$6.65
Granted	467	11.70
Released	(183)	6.77
Forfeited	(46)	9.87
Outstanding, end of year	519	$10.85

The total fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $2,126 and $839, respectively. As of December 31, 2023, total compensation cost not yet recognized related to nonvested RSUs was $4,010, which is expected to be recognized over a weighted average period of 1.90 years.

The following table summarizes activity related to PSUs during the year ended December 31, 2023 (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	—	$—
Granted	354	9.49
Released	—	—
Forfeited	(50)	9.49
Outstanding, end of year	304	$9.49

As of December 31, 2023, total compensation cost not yet recognized related to nonvested PSUs was $1,521 which is expected to be recognized over a weighted average period of 2.01 years.

As of December 31, 2023, we had 1,733 shares available for grant pursuant to the 2018 Plan.

401(k) Savings Plan

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. We made a Safe Harbor non-elective contribution to the plan of $1,705 as of December 31, 2023, and a Safe Harbor non-elective contribution to the plan of $1,495 as of December 31, 2022.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“Purchase Plan”) was approved by the stockholders in June 2017. The Purchase Plan allows all eligible employees to purchase a limited number of shares of our common stock during pre-specified offering periods at a discount established by the Board of Directors, not to exceed 15% of the fair market value of the common stock, at the beginning or end of the offering period (whichever is lower). Under the ESPP, 475 shares were reserved for issuance of which there remains 125 shares available for future issuance.

NOTE 10 - EMPLOYEE RETENTION TAX CREDIT

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (“ERTC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERTC. We qualified for the ERTC in the first three quarters of 2021. During the quarter ended September 30, 2021, we recorded an aggregate benefit of $10,533 in our Consolidated Statements of Comprehensive Loss and as a receivable in other current assets in the Consolidated Balance Sheets to reflect the ERTC payable to us for the first three quarters in 2021. In 2022, we received cash of $3,457, reflecting a portion of our ERTC. In January and February 2023,we received the remaining cash balance of $7,076 for the ERTC benefit.

NOTE 11 - INCOME TAXES

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Current
Federal	$(57)	$—
State	(59)	204
Total current	$(116)	$204

Deferred
Federal	$184	$187
State	41	(279)
Total deferred	$225	$(92)

Total tax provision	$109	$112

Our provision for income taxes attributable to continuing operations for the years ended December 31, 2023 and 2022 differ from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2023	2022
Computed at statutory rate	$(1,912)	$(3,013)
State tax, net of federal benefit	(686)	(1,181)
Permanent items and other	63	31
Stock compensation	(428)	(44)
Credit carryforwards	(800)	166
Change in tax carryforwards not benefited	591	14
Change in valuation allowance	3,281	4,139
	$109	$112

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets
Net operating losses	$11,643	$11,462
Research and development credit carryforwards	4,255	3,407
Disallowed interest expense carryforwards	—	187
Stock compensation	1,681	1,011
Deferred revenue	1	9
Accrued expenses	1,387	1,739
Lease liabilities	1,581	2,163
Acquired intangibles	857	—
Capitalized software	2,012	313
Other	3	3
Gross deferred tax assets	23,420	20,294
Less: Valuation allowance	(16,109)	(12,828)
Total deferred tax assets	$7,311	$7,466

Deferred tax liabilities
Acquired intangibles	$—	$(1,257)
Fixed assets	(167)	(205)
Deferred commissions	(2,660)	(1,732)
Right-of-use assets	(1,288)	(1,837)
Goodwill	(4,924)	(3,938)
Total deferred tax liabilities	$(9,039)	$(8,969)

Net deferred tax liabilities	$(1,728)	$(1,503)

At December 31, 2023, we had federal net operating loss carryforwards of $49,240 and research and development credit carryforwards of $4,180. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2024 through 2043, if not utilized. Approximately $19,591 of the net operating loss carryforwards carry forward indefinitely, but can only offset up to 80% of taxable income.

As a result of various acquisitions by us in prior years, we may be subject to a substantial annual limitation in the utilization of the net operating losses and credit carryforwards due to the “change in ownership” provisions of Section 382 of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization. However, based on our analysis, we do not expect any material net operating losses to expire prior to utilization.

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of jurisdictions in which we have net deferred tax liabilities. During the year ended December 31, 2023, the valuation allowance increased by $3,281 due primarily to operations.

Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2023. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. To the extent we are required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability. The reconciliation of our unrecognized tax benefits is as follows:

Balance at December 31, 2021	$614
Additions based on tax positions related to the current year	40
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(88)
Balance at December 31, 2022	566
Additions based on tax positions related to the current year	45
Additions for tax positions of prior years	64
Reductions for tax positions of prior years	(26)
Balance at December 31, 2023	$649

As of December 31, 2023, we had $649 of unrecognized tax benefits, of which $28 would affect the effective tax rate if recognized.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2023, we recognized $0 of interest and penalties in our income tax expense.

We file tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are subject to U.S. federal income tax examinations for years ending on or after December 31, 2020 and are subject to state and local income tax examinations by tax authorities for years ending on or after December 31, 2019. We are not currently under audit for any federal or state jurisdictions. However, since we have net operating losses, the taxing authorities have the ability to review tax returns no longer subject to examination and make adjustments to these net operating loss carryforwards.

NOTE 12 - NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options or vesting of RSUs and in some cases PSUs. In periods of net income, we compute the adjustment to the denominator of our dilutive net earnings per share calculation to include these stock options, RSUs, and PSUs, as applicable, using the treasury stock method. Regardless of the period resulting in net income or net loss, we exclude the adjustment to the denominator of our dilutive net loss per share calculation to the extent that they are anti-dilutive. We have excluded stock options and restricted stock units reflecting 15 shares for the year ended December 31, 2023 and 108 shares for the year ended December 31, 2022 from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the years ended December 31 (in thousands, except per share amounts):

	2023	2022
Basic:
Net loss	$(9,214)	$(14,466)
Weighted-average shares of common stock outstanding	22,138	20,117
Basic loss per share	$(0.42)	$(0.72)

Diluted:
Net loss	$(9,214)	$(14,466)
Weighted-average shares of common stock outstanding	22,138	20,117
Diluted loss per share	$(0.42)	$(0.72)

NOTE 13 - SUBSEQUENT EVENTS

On February 22, 2024, we closed a strategic acquisition for certain assets of a payroll processing and benefits brokerage servicer based in New Jersey. The total consideration for the acquisition was $6,000, consisting of $500 paid in cash on hand, 450 shares of Asure common stock, having an agreed value of $4,500, and the remaining $1,000 in the form of a promissory note with the principal balance due in February 2026.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DOCUMENTS

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

(a)

Performance Stock Unit Grants

Effective January 1, 2024, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of performance stock units (“PSU”) pursuant to a Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement (the “PSU Award Agreement”) under the 2018 Plan to Pat Goepel, John Pence and Eyal Goldstein payable in the form of RSUs. A form of the PSU Award Agreement is attached to this annual report as Exhibit 10.12. The PSU Award Agreements set target and maximum levels of awards based on the achievement of Performance Metrics (as defined in the PSU Award Agreement) through the Performance Period (as defined in the PSU Award Agreement). The RSUs granted pursuant to the PSU Award Agreement will vest over a three year period with one-third vesting on the Final Payment Date (as defined in the PSU Award Agreement) and each of the two years thereafter.

Third Amended and Restated By-Laws

Effective February 21, 2024, the board of directors (the “Board”) of the Company approved Amendment No. 2 (the “Amendment”) to the Third Amended and Restated By-Laws of the Company (as amended the “By-Laws”). The Amendment, among other things:

•addresses the universal proxy rules adopted by the SEC, by providing that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has, or is part of a group that has, complied with Rule 14a-19 under the Securities Exchange Act of 1934, as amended (such rule, “Rule 14a-19”), including applicable notice and solicitation requirements;

•requires a shareholder that solicits proxies pursuant to Rule 14a-19 and the Bylaws to provide evidence that it has met the requirements of Rule 14a-19; and

•requires director nominees to provide certain additional information, including but not limited to written representations that such nominee if elected will serve as a director and comply with Company policies; and

•provides that if a shareholder does not comply with Rule 14a-19, the Company will disregard proxies and votes for such shareholder’s nominees.

The above summary does not purport to be complete and is qualified in its entirety by reference to the Amendment, effective February 21, 2024, a copy of which is filed as Exhibit 3.5 to this Annual Report on Form 10-K and is incorporated herein by reference.

(b)

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2024 annual meeting of shareholders under the headings “Item 1 – Election of Directors and Other Matters.”

Code of Ethics

We have adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to directors, officers and employees. It may be accessed through the “Corporate Governance” section of our website at investor.asuresoftware.com/corporate-governance. Asure also elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through our website, and such information will remain available on this website for at least a twelve month period. A copy of the “Code of Business Conduct and Ethics” is available in print to any stockholder who requests it.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2024 annual meeting of shareholders under the headings “Executive Compensation,” “Equity Compensation Plan Information” and “Non-Employee Director Compensation Table.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2024 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2024 annual meeting of shareholders under the heading “Approval of Transactions with Related Parties.”

ITEM 14.    PRINCIPAL ACCOUNTANT AND SERVICES

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2024 annual meeting of shareholders under the heading “Item 2 – Ratification of Independent Registered Public Accounting Firm.”

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

3.1	Restated Certificate of Incorporation (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed May 11, 2017).

3.2	Certificate of Amendment to Certificate of Incorporation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed June 2, 2020).

3.3	Third Amended and Restated Bylaws (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed November 9, 2018).

3.4	Amendment to No. 1 to Third Amended and Restated Bylaws (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed April 6, 2020).

3.5	Amendment to No. 2 to Third Amended and Restated Bylaws.*

4.1	Specimen Certificate for the Common Stock (Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 1-34522), filed December 13, 2012).

4.2
Third Amended and Restated Rights Agreement, dated effective October 28, 2022 between Asure Software, Inc. and American Stock Transfer & Trust Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed June 3, 2022).

4.3	Letter Agreement from Patrick Goepel relating to forfeiture of option rights (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 30, 2012).+

4.4	Stock Option Agreement for Patrick Goepel (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 30, 2012).+

4.5	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.*

10.1	Stock Purchase Agreement dated September 25, 2009 with Patrick Goepel (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K/A (File No. 1-34522), filed September 28, 2009).

10.2	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 30, 2012).

10.3	Employee Stock Purchase Plan, as amended on May 27, 2020 (Previously incorporated to the Company’s Proxy Statement (File No. 1-34522) for its Annual Meeting of Shareholders held on May 27, 2020).+

10.4	Form of Indemnification Agreement (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed December 21, 2017).

10.5	Executive Change in Control Severance Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed December 21, 2017).

10.6	First Amendment to Executive Change in Control Severance Plan, dated January 1, 2024.+*

EXHIBIT NUMBER	DESCRIPTION

10.7
Asure Software, Inc. 2018 Incentive Award Plan, as amended on May 29, 2019, May 27, 2020 and May 31, 2022 (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed May 11, 2020).+

10.8
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 11, 2021).+

10.9
Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 11, 2021).+

10.10
Lease between 405 Colorado Holdings LP and Asure Software Inc., dated February 4, 2022. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 1-34522), filed March 14, 2022)

10.11
Form of 2023 Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan (Previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K (File No. 1-34522) filed February 27, 2023) +

10.12	Form of 2024 Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan*

21.1	Subsidiaries of the Company*

23.1	Consent of Marcum LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)**

97.1	Dodd-Frank Clawback Policy*

101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Loss, (3) the Consolidated Statements of Changes in Stockholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

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

ASURE SOFTWARE, INC.

Date: February 26, 2024	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signed	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer, Chairman of the Board of Directors	February 26, 2024
Patrick Goepel	Principal Executive Officer

/s/ JOHN PENCE	Chief Financial Officer	February 26, 2024
John Pence	Principal Financial and Accounting Officer

/s/ DANIEL GILL	Lead Independent Director	February 26, 2024
Daniel Gill

/s/ BENJAMIN ALLEN	Director	February 26, 2024
Benjamin Allen

/s/ CARL DREW	Director	February 26, 2024
Carl Drew

/s/ GRACE LEE	Director	February 26, 2024
Grace Lee

/s/ BRADFORD OBERWAGER	Director	February 26, 2024
Bradford Oberwager

/s/ BJORN REYNOLDS	Director	February 26, 2024
Bjorn Reynolds