Form 10-Q
period 2024-03-31
ASURE SOFTWARE INC
filed 2024-05-02
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of May 1, 2024, 25,813,067 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$23,166	$30,317
Accounts receivable, net of allowance for credit losses of $5,108 and $4,787 at March 31, 2024 and December 31, 2023, respectively	15,074	14,202
Inventory	205	155
Prepaid expenses and other current assets	4,187	3,471
Total current assets before funds held for clients	42,632	48,145
Funds held for clients	239,808	219,075
Total current assets	282,440	267,220
Property and equipment, net	15,822	14,517
Goodwill	86,011	86,011
Intangible assets, net	70,960	62,082
Operating lease assets, net	4,674	4,991
Other assets, net	9,431	9,047
Total assets	$469,338	$443,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$23	$27
Accounts payable	1,610	2,570
Accrued compensation and benefits	3,399	6,519
Operating lease liabilities, current	1,510	1,490
Other accrued liabilities	7,170	3,862
Deferred revenue	3,547	6,853
Total current liabilities before client fund obligations	17,259	21,321
Client fund obligations	241,141	220,019
Total current liabilities	258,400	241,340
Long-term liabilities:
Deferred revenue	960	16
Deferred tax liability	1,751	1,728
Notes payable, net of current portion	5,256	4,282
Operating lease liabilities, noncurrent	4,281	4,638
Other liabilities	1,015	209
Total long-term liabilities	13,263	10,873
Total liabilities	271,663	252,213
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 25,749 and 25,382 shares issued, 25,749 and 24,998 shares outstanding at March 31, 2024 and December 31, 2023, respectively	258	254
Treasury stock at cost, zero(1) and 384 shares at March 31, 2024 and December 31, 2023, respectively	—	(5,017)
Additional paid-in capital	494,537	487,973
Accumulated deficit	(295,761)	(290,440)
Accumulated other comprehensive loss	(1,359)	(1,115)
Total stockholders’ equity	197,675	191,655
Total liabilities and stockholders’ equity	$469,338	$443,868
(1) The aggregate Treasury stock of prior repurchases of the Company's own common stock was retired and subsequently issued effective January 1, 2024. See the Condensed
Consolidated Statement of Changes in Stockholders' Equity for the impact of this transaction.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Recurring	$30,273	$27,956
Professional services, hardware and other	1,379	5,108
Total revenue	31,652	33,064
Cost of Sales	9,045	8,664
Gross profit	22,607	24,400
Operating expenses:
Sales and marketing	7,767	7,200
General and administrative	10,063	9,956
Research and development	1,769	1,979
Amortization of intangible assets	3,449	3,302
Total operating expenses	23,048	22,437
(Loss) income from operations	(441)	1,963
Interest income	336	349
Interest expense	(180)	(2,293)
Other income, net	10	83
(Loss) income from operations before income taxes	(275)	102
Income tax expense (benefit)	33	(237)
Net (loss) income	(308)	339
Other comprehensive (loss) income:
Unrealized (loss) income on marketable securities	(244)	481
Comprehensive (loss) income	$(552)	$820

Basic and diluted (loss) income per share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted average basic and diluted shares
Basic	25,334	20,347
Diluted	25,334	21,041

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	24,998	$254	$(5,017)	$487,973	$(290,440)	$(1,115)	$191,655
Stock issued upon option exercise and vesting of restricted and performance stock units	301	3	—	173	—	—	176
Stock issued for acquisitions	450	5	—	4,489	—	—	4,494
Share based compensation	—	—	—	1,902	—	—	1,902
Retirement and reissuance of treasury shares	—	(4)	5,017	—	(5,013)	—	—
Net loss	—	—	—	—	(308)	—	(308)
Other comprehensive loss	—	—	—	—	—	(244)	(244)
Balance at March 31, 2024	25,749	$258	$—	$494,537	$(295,761)	$(1,359)	$197,675

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

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(308)	$339
Adjustments to reconcile (loss) income to net cash (used) in provided by operations:
Depreciation and amortization	4,860	4,789
Amortization of operating lease assets	335	307
Amortization of debt financing costs and discount	142	169
Non-cash interest expense	—	982
Net accretion of discounts on available-for-sale securities	(78)	(14)
Provision for expected losses	46	652
Provision for (recovery of) deferred income taxes	24	(73)
Net realized gains on sales of available-for-sale securities	(652)	(453)
Share-based compensation	1,902	1,337
Loss on disposals of long-term assets	—	160
Change in fair value of contingent purchase consideration	—	(69)
Changes in operating assets and liabilities:
Accounts receivable	(919)	(3,290)
Inventory	(50)	33
Prepaid expenses and other assets	(473)	4,850
Operating lease right-of-use assets	30	—
Accounts payable	(960)	(450)
Accrued expenses and other long-term obligations	(2,665)	(123)
Operating lease liabilities	(141)	(219)
Deferred revenue	(5,040)	(4,339)
Net cash (used) in provided by operating activities	(3,947)	4,588
Cash flows from investing activities:
Acquisition of intangible asset	(710)	—
Purchases of property and equipment	(240)	(726)
Software capitalization costs	(2,435)	(1,158)
Purchases of available-for-sale securities	(3,516)	(10,189)
Proceeds from sales and maturities of available-for-sale securities	2,406	5,426
Net cash used in investing activities	(4,495)	(6,647)
Cash flows from financing activities:
Payments of notes payable	—	(232)
Payments made on amounts due for the acquisition of intangible assets	(236)	—
Net proceeds from issuance of common stock	176	1,988
Net change in client fund obligations	21,122	19,372
Net cash provided by financing activities	21,062	21,128
Net increase in cash and cash equivalents	12,620	19,069
Cash and cash equivalents, beginning of period	177,622	164,042
Cash and cash equivalents, end of period	$190,242	$183,111

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Reconciliation of cash and cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$23,166	$21,438
Cash and cash equivalents included in funds held for clients	167,076	161,673
Total cash and cash equivalents	$190,242	$183,111

Supplemental information:
Cash paid for interest	$—	$1,038
Cash paid for income taxes	$—	$82

Non-cash investing and financing activities:
Acquisition of intangible assets	$6,345	$—
Notes payable issued for acquisitions	$827	$—
Shares issued for acquisitions	$4,494	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so SMBs can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Our approach to HR compliance services incorporates artificial intelligence technology to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of reseller partners.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2024, comprehensive (loss) income and changes in stockholders’ equity for the three months ended March 31, 2024 and March 31, 2023, and cash flows for the three months ended March 31, 2024 and March 31, 2023. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the consolidated financial position or consolidated results of operations of the Company.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto filed with the SEC in our annual report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Annual Report on Form 10-K”). The Company’s results for any interim period are not necessarily indicative of results for a full fiscal year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments. The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, the determination of the fair value of its long-lived assets, and the fair value of assets acquired, and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions management believes reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2024 and December 31, 2023, accumulated other comprehensive loss consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2024

Effective February 22, 2024, we acquired certain assets of a payroll processing and benefits brokerage servicer based in New Jersey. The aggregate purchase price paid for the acquisition of these assets was $6,000, consisting of $500 paid in cash on hand, 450 shares of Asure common stock, having an agreed value of $4,500, and the remaining $1,000 in the form of a promissory note. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. As of March 31, 2024, the promissory note had an outstanding balance of $1,000 and matures on February 22, 2026.

2023

Effective October 1, 2023, we acquired certain assets of an Alabama based reseller partner, which were used to provide payroll processing services. The aggregate purchase price paid for these assets was $8,391, paid as follows: (i) $6,891 in cash of which $6,545 was paid at closing and (ii) the delivery of a promissory note in the amount of $1,500. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. As of March 31, 2024, the promissory note had an outstanding balance of $1,500 and matures on October 1, 2025.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis for the periods presented below (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
March 31, 2024
Assets:
Funds held for clients
Money market funds	$2,316	$2,316	$—	$—
Available-for-sale securities	72,732	—	72,732	—
Total	$75,048	$2,316	$72,732	$—

December 31, 2023
Assets:
Funds held for clients
Money market funds	$3,431	$3,431	$—	$—
Available-for-sale securities	71,770	—	71,770	—
Total	$75,201	$3,431	$71,770	$—

Cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following for the periods presented below (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
March 31, 2024
Cash equivalents	$2,320	$1	$(4)	$2,316
Available-for-sale securities:
Certificates of deposit	842	2	(1)	843
Corporate debt securities	66,607	130	(1,232)	65,505
Municipal bonds	4,241	—	(222)	4,019
U.S. Government agency securities	2,398	1	(34)	2,365
Total available-for-sale securities	74,088	133	(1,489)	72,732

Total(2)	$76,408	$134	$(1,493)	$75,048

December 31, 2023
Cash equivalents	$3,447	$—	$(16)	$3,431
Available-for-sale securities:
Certificates of deposit	845	2	(1)	846
Corporate debt securities	67,277	258	(1,090)	66,445
Municipal bonds	4,251	—	(239)	4,012
U.S. Government agency securities	500	—	(33)	467
Total available-for-sale securities	72,873	260	(1,363)	71,770

Total(2)	$76,320	$260	$(1,379)	$75,201

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of March 31, 2024 and December 31, 2023, there were 32 and 54 securities, respectively, in an unrealized gain position and there were 141 and 113 securities in an unrealized loss position, respectively. As of March 31, 2024, these unrealized losses were less than $60 individually and $1,489 in the aggregate. As of December 31, 2023, these unrealized losses were less than $61 individually and $1,363 in the aggregate. We invest in high quality securities with roughly 70% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the credit rating of the investment, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At March 31, 2024 and December 31, 2023, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories for the periods presented below (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents held to satisfy client funds obligations	$167,076	$147,305
Short-term marketable securities held to satisfy client funds obligations	13,881	10,042
Long-term marketable securities held to satisfy client funds obligations	58,851	61,728
Total funds held for clients	$239,808	$219,075

Expected maturities of available-for-sale securities are as follows for the period presented below (in thousands):

March 31, 2024
One year or less	$13,881
After one year through five years	58,851
Total	$72,732

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2023	Acquisitions	March 31, 2024
Goodwill	$86,011	$—	$86,011

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of March 31, 2024, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	December 31, 2023	Acquisitions	March 31, 2024
Customer relationships	$127,843	$12,376	$140,219
Developed technology	12,001	—	12,001
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
Total	$141,756	$12,376	$154,132

The gross carrying amount and accumulated amortization of our intangible assets are as follows for the periods presented below (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
March 31, 2024
Customer relationships	8.6	$140,219	$(70,630)	$69,589
Developed technology	6.9	12,001	(10,731)	1,270
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(931)	101
	8.4	$154,132	$(83,172)	$70,960

December 31, 2023
Customer relationships	8.5	$127,843	$(67,165)	$60,678
Developed technology	6.9	12,001	(10,701)	1,300
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(928)	104
	8.3	$141,756	$(79,674)	$62,082

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $3,449 and $3,302 for the three months ended March 31, 2024 and 2023, respectively. Amortization expenses recorded in Cost of Sales were $50 and $268 for the three months ended March 31, 2024 and 2023, respectively. There was no impairment of intangibles during the three months ended March 31, 2024 based on the qualitative assessment performed by the Company. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets for the period presented below (in thousands):

March 31, 2024
2024	$12,047
2025	15,292
2026	12,177
2027	9,983
2028	8,537
2029	6,694
Thereafter	6,230
$70,960

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	March 31, 2024	December 31, 2023
Subordinated Notes Payable – Acquisitions(1)	10/31/25 - 9/30/26	2.00% - 5.00%	$6,700	$5,700
Gross Notes Payable			$6,700	$5,700
(1)See Note 3 — Business Combinations and Asset Acquisitions and Subordinated Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
March 31, 2024
Current portion of notes payable	$420	$(397)	$23
Notes payable, net of current portion	6,280	(1,024)	5,256
Total	$6,700	$(1,421)	$5,279

December 31, 2023
Current portion of notes payable	$420	$(393)	$27
Notes payable, net of current portion	5,280	(998)	4,282
Total	$5,700	$(1,391)	$4,309

The following table summarizes the future principal payments related to our outstanding debt for the period presented below (in thousands):

March 31, 2024
2024	$420
2025	1,878
2026	4,402
Total	$6,700

Subordinated Notes Payable - Acquisitions

In February 2024, we acquired certain assets of a payroll processing and benefits brokerage servicer based in New Jersey. In connection with the acquisition that took place, we delivered a promissory note to the seller. As of March 31, 2024, the promissory note had an outstanding balance of $1,000 and matures on February 22, 2026.

In October 2023, we acquired certain assets of an Alabama based reseller partner, which were used to provide payroll processing services. In connection with the acquisition that took place, we delivered a promissory note to the seller. As of March 31, 2024, the promissory note had an outstanding balance of $1,500 and matures on October 1, 2025.

In April 2023, we calculated the final contingent consideration due in connection with the acquisition of a payroll business in September 2021. As a result, the fair value of the contingent consideration of $587 was added as an increase to the principal balance due on the promissory note. As of March 31, 2024, the promissory note had an outstanding balance of $4,200.

In January 2023, we resolved the outstanding claims for indemnification for which we were withholding payment of a subordinated note payable issued in connection with the purchase of a business acquired in 2020. Payment on the principal balance was withheld as security for outstanding claims for which we were entitled to indemnification under the purchase agreement. As a result of the resolution of those claims, the remaining balance of $232 was paid to the Seller ($182) and to the claimant ($50) in satisfaction of its claim. As of March 31, 2024, there are no further amounts due or owing under this subordinated promissory note.

See Note 3 — Business Combinations for further discussion regarding the issuance of subordinated notes payable related to acquisitions.

Senior Credit Facility with Structural Capital Investments III, LP

On September 12, 2023, we terminated the Loan and Security Agreement (the “Loan Agreement”), among the Company, Structural Capital Investments III, LP (“Structural” and together with the other lenders that were parties thereto, the “Lenders”), and Ocean II PLO LLC, as administrative and collateral agent for the Lender and repaid the outstanding balance on the secured promissory note issued under the Loan Agreement (the “Note”). In connection with the termination, the Company paid the Agent for the benefit of the Lenders an aggregate amount of $30,927 (the “Payoff Amount”) in full payment of our outstanding obligations under the Loan Agreement. The Payoff Amount represented $30,617 of outstanding principal and interest on the unpaid principal balance, a 1.0% prepayment fee in the amount of $306 and $5 for the accrued non-utilization fee and lender expenses associated with the extinguishment. As of March 31, 2024, there are no further amounts due or owing under the Facility.

On August 7, 2023, we entered into an amendment to the Loan Agreement, whereby the Final Payment Fee (as defined in the Loan Agreement) was settled for $1,677 (the “Settled Amount”), which was paid on August 7, 2023. The Final Payment Fee was originally equal to 1.0% of the increase in our market capitalization since September 10, 2021, and was due upon payment in full of the obligations under the Loan Agreement. We also paid the Lenders a breakup fee equal to $250.

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $5,108, were $15,074 at March 31, 2024. Receivables from contracts with customers, net of allowance for credit losses of $4,787, were $14,202 at December 31, 2023. We had a provision for expected losses of $46, write-offs charged against the allowance for credit losses of $3, and recoveries on previously written off receivables of $279 during the three months ended March 31, 2024. No customer represented more than 10% of our net accounts receivable balance as of March 31, 2024 and December 31, 2023, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $10,378 and $10,302 at March 31, 2024 and December 31, 2023, respectively. The amount of amortization recognized for the three months ended March 31, 2024 and 2023 was $611 and $496, respectively. The increase in amortization during the three months ended March 31, 2024 is primarily due to an increased focus on sales of recurring revenue streams in the prior year that are now being amortized.

Deferred Revenue

During the three months ended March 31, 2024 and 2023, revenue of $5,118 and $5,613, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2024, approximately $18,713 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 76% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. These amounts exclude remaining performance obligations related to contracts for professional services for tax and payroll offerings whose remaining contractual term is less than one year as of March 31, 2024.

Revenue Concentration

During the three months ended March 31, 2024 and 2023, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense are as follows for the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$446	$531
Sublease income	(4)	(5)
Net rent expense	$442	$526

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% as of March 31, 2024 and December 31, 2023. The weighted average remaining lease term is five years as of March 31, 2024 and December 31, 2023.

Supplemental cash flow information related to operating leases are as follows for the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$500	$494

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows for the period presented below (in thousands):

March 31, 2024
2024	$1,505
2025	1,679
2026	1,217
2027	1,000
2028	995
Thereafter	855
Total minimum lease payments	7,251
Less: imputed interest	(1,460)
Total lease liabilities	$5,791

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our stockholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”); however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares reserved for issuance under the 2018 Plan is 4,350 shares. We have an aggregate of 2,612 options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted and outstanding pursuant to the 2018 Plan as of March 31, 2024. As of March 31, 2024, the number of shares available for future grant under the 2018 Plan is 1,040.

Share based compensation for our stock option plans for the three months ended March 31, 2024, and March 31, 2023, was $1,902 and $1,337, respectively. We issued 26 and 277 shares of common stock related to exercises of stock options for the three months ended March 31, 2024 and 2023, respectively. We issued 166 and 98 shares of common stock upon the vesting of restricted stock units for the three months ended March 31, 2024 and 2023, respectively. We issued 109 shares of common stock upon the vesting of RSUs converted from PSUs for the three months ended March 31, 2024.

Effective January 1, 2023, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of performance stock units (“PSUs”) pursuant to a PSU Award Grant Notice and PSU Award Agreement (the “2023 PSU Award Agreement”) under the 2018 Plan to our executive officers payable in the form of RSUs. The number of RSUs into which the PSUs converted for each executive officer was a sliding scale between 0% to 200% of the target amount based on the Company’s achievement of certain performance metrics tied to the Company’s recurring revenue and gross profit for 2023. On February 26, 2024, the PSUs converted to RSUs at 200% of target based on the achievement of set performance metrics, and we paid out a total of 325 RSUs to our executive officers.

Effective January 1, 2024, the Compensation Committee approved the grant of PSUs pursuant to a PSU Award Grant Notice and PSU Award Agreement (the “2024 PSU Award Agreement”) under the 2018 Plan to our executive officers payable in the form of RSUs. The number of RSUs into which the PSUs convert for each executive officer is a sliding scale between 0% to 200% of the target amount based on the Company’s achievement of certain performance metrics tied to the Company’s recurring revenue and gross profit for 2024.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic:
Net (loss) income	$(308)	$339
Weighted-average shares of common stock outstanding	25,334	20,347
Basic (loss) income per share	$(0.01)	$0.02

Diluted:
Net (loss) income	$(308)	$339
Weighted-average shares of common stock outstanding	25,334	21,041
Diluted (loss) income per share	$(0.01)	$0.02

NOTE 11 - SUBSEQUENT EVENTS

On April 9, 2024, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $150,000 (which includes [1,480] of unsold securities that were previously registered on a prior registration statement effective at the time of the filing of our current S-3). The shelf registration statement relating to these securities became effective on April 19, 2024.

On April 9, 2024, we filed an acquisition shelf registration statement on Form S-4 with the SEC to allow for us to issue securities in future business combinations. Pursuant to the acquisition shelf registration statement, we may from time to time issue up to 12,500 shares of our common stock as consideration in future business combinations. The registration statement relating to these securities became effective on April 19, 2024.

On April 30, 2024, we acquired certain assets of a reseller partner, which were used to provide payroll processing services. The partner is located in Ohio. The aggregate purchase price that we paid for these assets was $3,000, consisting of $2,300 paid in cash on hand, $700 in the form of a promissory note with the principal balance due on October 30, 2025, and 50 shares of Asure common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements made by management that may constitute “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements about our financial results may include expected or projected U.S GAAP and other operating and non-operating results. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of “forward-looking statements” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, our results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to— the expiration of major revenue streams such as Employee Retention Tax Credits (“ERTC”) and the impact of the Internal Revenue Service (“IRS”) recent measures regarding Employee Retention Tax Credits claims; risks associated with breaches of the Company’s security measures; risks associated with the Company’s rate of growth and anticipated revenue run rate, including impact of the current [economic] environment; the Company’s ability to convert deferred revenue and unbilled deferred revenue into revenue and cash flow, and ability to maintain continued growth of deferred revenue and unbilled deferred revenue; privacy concerns and laws and other regulations may limit the effectiveness of our applications; money transmitter laws and anti-money laundering laws; the financial and other impact of any previous and future acquisitions; the Company’s ability to continue to release, gain customer acceptance of and provide support for new and improved versions of the Company’s services; successful customer deployment and utilization of the Company’s existing and future services; interruptions to supply chains and extended shut down of businesses; issues in the use of artificial intelligence in our HCM products and services; political unrest, including the current issues between Russia and Ukraine and the ongoing conflict between Israel and Hamas; reductions in employment and an increase in business failures, specifically among our clients; possible fluctuations in the Company’s financial and operating results; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; domestic and international regulatory developments, including changes to or applicability to our business of privacy and data securities laws; technological developments; the nature of the Company’s business model; interest rates; competition; various financial aspects of the Company’s subscription model; impairment of intangible assets; interruptions or delays in the Company’s services or the Company’s Web hosting; access to additional capital; the Company’s ability to hire, retain and motivate employees and manage the Company’s growth; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; volatility and weakness in bank and capital markets; factors affecting the Company’s deferred tax assets and ability to value and utilize them; volatility and low trading volume of our common stock; collection of receivables; and general developments in the economy, financial markets, credit markets and the impact of current and future accounting pronouncements and other financial reporting standards.

Further information on these and other factors that could affect the Company’s financial results is included in the reports on Forms 10-K, 10-Q and 8-K, and in other filings we make with the Securities and Exchange Commission (the “SEC”) from time to time. These documents are available on the SEC Filings section of the Investor Information section of the Company’s website at investor.asuresoftware.com. Asure assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

OVERVIEW

The following review of Asure’s financial position as of March 31, 2024 and December 31, 2023, and results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q. However, we do post information on the investor relations page of our website that we believe may be of interest to our investors. Asure’s internet website address is www.asuresoftware.com.

Our Business

We are a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so SMBs can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Our approach to HR compliance services incorporates artificial intelligence technology to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of reseller partners.

From recruitment to retirement, our solutions help more than 100,000 SMBs across the United States. Approximately 15,000 of our clients are direct and the 85,000 remaining clients are indirect, as they have contracts with reseller partners who white label our solutions.

We strive to be the most trusted HCM resource to SMBs and are focused on less densely populated U.S. metropolitan cities where fewer of our competitors have a presence. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We sell our solutions through both direct and partner channels. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. We have two types of partners: reseller partners that white label our products while providing value-added services to their clients (or indirect clients) and referral partners that provide us with SMB leads but do no resell our solutions. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle.

Acquisitions

On April 30, 2024, we acquired certain assets of a reseller partner, which were used to provide payroll processing services. The partner is located in Ohio. The aggregate purchase price that we paid for these assets was $3,000, consisting of $2,300 paid in cash on hand, $700 in the form of a promissory note with the principal balance due on October 30, 2025, and 50 shares of Asure common stock.

On February 22, 2024, we acquired certain assets of a payroll processing and benefits brokerage servicer based in New Jersey. The aggregate purchase price paid for the acquisition of these assets was $6,000, consisting of $500 paid in cash on hand, 450 shares of Asure common stock, having an agreed value of $4,500, and the remaining $1,000 in the form of a promissory note. As of March 31, 2024, the promissory note had an outstanding balance of $1,000 and matures on February 22, 2026.

On October 1, 2023, we acquired certain assets of an Alabama based reseller partner, which were used to provide payroll processing services. The aggregate purchase price paid for these assets was $8,391, paid as follows: (i) $6,891 in cash of which $6,545 was paid at closing and (ii) the delivery of a promissory note in the amount of $1,500. As of March 31, 2024, the promissory note had an outstanding balance of $1,500 and matures on October 1, 2025.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenue represented by certain items in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Gross profit	71%	74%
Sales and marketing	25%	22%
General and administrative	32%	30%
Research and development	6%	6%
Amortization of intangible assets	11%	10%
Total operating expenses	73%	68%
Interest income	1%	1%
Interest expense	(1)%	(7)%
Other income, net	—%	—%
(Loss) income from operations before income taxes	(1)%	—%
Net (loss) income	(1)%	1%

Revenue

Revenue is comprised of recurring revenue, professional services, hardware, and other revenue. We expect our revenue to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenue, we expect our mix of recurring revenue, and professional services, hardware and other revenue to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 95% of total revenue in three months ended March 31, 2024, compared to 84% in three months ended March 31, 2023.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended March 31,		Variance
	2024	2023	$	%
Recurring	$30,273	$27,956	$2,317	8%
Professional services, hardware and other	1,379	5,108	(3,729)	(73)%
Total	$31,652	$33,064	$(1,412)	(4)%

Recurring Revenue

Recurring revenue includes fees for our payroll, payroll tax, tax management, time and labor management, HR compliance services, AsureMarketplace™ and other Asure solutions as well as fees charged for form filings and delivery of client payroll checks and reports. These revenues are derived from fixed amounts charged per billing period and sometimes an additional fee per employee or transaction processed. We do not require clients to enter into long-term contractual commitments for our services. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We also generate recurring revenue from our reseller partners that license our solutions. Because recurring revenue is based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenue increases as our clients hire more employees. Recurring revenue is recognized in the period services are rendered.

Recurring revenue includes revenues relating to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year and many of our clients are subject to form filing requirements mandated by the Affordable Care Act (“ACA”), first quarter revenues and margins are generally higher than in subsequent quarters. We anticipate our revenues will continue to exhibit this seasonal pattern related to ACA form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements. In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. We expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

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

Recurring revenue for the three months ended March 31, 2024 was $30,273, an increase of $2,317, or 8%, from $27,956 for the three months ended March 31, 2023. The increase is primarily due to an increase in HR compliance revenue, an increase in interest earned on funds held for clients, and an increase in revenue from AsureMarketplace™.
Professional Services, Hardware and Other Revenue

Professional services, hardware and other revenue represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products as well as revenue generated for provisioning and filing for ERTC.

Professional services, hardware and other revenue decreased $3,729, or 73%, for the three months ended March 31, 2024 from the similar period in 2023, primarily due to a decrease in non-recurring ERTC revenue. ERTC revenue was originally expected to expire during 2024 and 2025; however, it is possible that the government could make changes to or revoke the program prior to its scheduled expiration. For example, in January 2024, the United States House of Representatives passed the Tax Relief for American Families Act of 2024, which set an expiration date of January 31, 2024, on additional claims for ERTC that can potentially apply retroactively. If approved by other branches of government, this will have an effect on our ERTC revenue and cash collections. Additionally, in September 2023, the IRS announced a moratorium through the end of the year on processing new ERTC claims due to concerns over questionable or fraudulent claims. The moratorium may potentially delay the processing and collections of previously filed ERTC claims. Refer to “Risk Factors” previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2024, for more information about risks related to our ERTC business.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended March 31, 2024, was $22,607, a decrease of $1,793, or 7%, from $24,400 for the three months ended March 31, 2023. Gross margin as a percentage of revenue was 71% for the three months ended March 31, 2024 as compared to 74% for the three months ended March 31, 2023. The decrease is primarily attributable to the decrease in professional services, hardware and other revenue during the period.

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

Sales and marketing expenses for the three months ended March 31, 2024 were $7,767, an increase of $567, or 8%, from $7,200 for the three months ended March 31, 2023. The increase is primarily due to an increase in direct sales personnel, and an increase in marketing initiatives; partially offset by a decrease in referral fees and bad debt expense. Sales and marketing expenses as a percentage of revenue increased to 25% for the three months ended March 31, 2024 from 22% for the same period in 2023.

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

General and administrative expenses for the three months ended March 31, 2024 were $10,063, an increase of $107, or 1%, from $9,956 for the three months ended March 31, 2023. The increase is primarily attributable to increased personnel and share-based compensation expenses, partially offset by a decrease in bonus expense in 2024. General and administrative expenses as a percentage of revenue increased to 32% for the three months ended March 31, 2024 from 30% for the same period in 2023.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended March 31, 2024 were $1,769, a decrease of $210, or 11%, from $1,979 for the three months ended March 31, 2023. The decrease is primarily attributable to an increase in capitalized software expenses driven by continued investments in the development of our products, partially offset by an increase in personnel costs. R&D expenses as a percentage of revenue remained flat at 6% for the three months ended March 31, 2024 compared to the same period in 2023.

We plan to continue to enhance our products and technologies by leveraging the latest technology stack, Robotic Process Automation (“RPA”), and artificial intelligence (“AI”), and development partnerships. We expect that our expanded investment in product, engineering, SaaS hosting, mobile and hardware technologies will lay the groundwork for broader market opportunities and represent a key aspect of our competitive differentiation. We also plan to expand our technological resources through organic improvements and acquired intellectual property. We expect to continue to expand the breadth of integration between our solutions, allowing direct clients and resellers the ability to easily add and implement components across our entire solution set. Our initiatives include providing our customers with more accurate and efficient automation powered by an informed knowledge base. Consistent with that effort, our engineering team utilizes an AI development copilot to increase their productivity and efficiency. Our operations team utilizes a digital assistant to allow for a more efficient and accurate way to automate repetitive tasks, which we believe will free up our time for more strategic work and reduce the risk of errors. We are committed to providing the best-in-class solutions.

Our development efforts for future releases and enhancements are driven by feedback received from our existing and potential customers and by gauging market trends. We believe we have the appropriate development team to design and enhance our solution suite and integrated platform.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2024 was $3,449, an increase of $147, or 4%, from $3,302 for the three months ended March 31, 2023. Amortization expense as a percentage of revenue increased to 11% for the three months ended March 31, 2024 from 10% for the same period in 2023. The increase in amortization expense in the three months ended March 31, 2024 is primarily due to new asset acquisitions in the fourth quarter of 2023.

Interest Income and Expense

Interest income for the three months ended March 31, 2024 was $336 compared to interest income of $349 for the three months ended March 31, 2023. Interest income as a percentage of revenue was 1% for the three months ended March 31, 2024 and 2023. Interest expense for the three months ended March 31, 2024 was $180 compared to interest expense of $2,293 for the three months ended March 31, 2023. Interest expense as a percentage of revenue was 1% for the three months ended March 31, 2024 compared to 7% for the three months ended March 31, 2023. The decrease in interest expense in the three months ended March 31, 2024 is primarily due to our payoff of the outstanding debt under the credit facility with Structural Capital Investments II LP in the third quarter of 2023.

Other Income, Net

Other income, net for the three months ended March 31, 2024 was $10 compared to $83 for the three months ended March 31, 2023. Other income, net as a percentage of revenue was negligible for the three months ended March 31, 2024, and for the three months ended March 31, 2023.

Income Taxes

For the three months ended March 31, 2024 and 2023, we recorded income tax expense attributable to continuing operations of $33 and an income tax benefit of $237, respectively, a decrease of $270.

Net (Loss) Income

We incurred a loss of $308, or $0.01 per share, during the three months ended March 31, 2024, compared to income of $339, or $0.02 per share, during the three months ended March 31, 2023. Loss and income as a percentage of total revenue was 1% and 1% for the three months ended March 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$23,166	$30,317
(1)This balance excludes cash equivalents in funds held for clients.

Working Capital. We had working capital of $24,040 at March 31, 2024, a decrease of $1,840 from working capital of $25,880 at December 31, 2023. Working capital as of March 31, 2024 and December 31, 2023 includes $3,547 and $6,853 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash used in operating activities of $3,947 for the three months ended March 31, 2024 was primarily driven by non-cash adjustments to our net loss of approximately $6,579, primarily due to depreciation and amortization and share-based compensation. This was offset by changes in operating assets and liabilities, which resulted in a use of $10,218 in cash. Net cash provided by operating activities of $4,588 for the three months ended March 31, 2023 was driven by non-cash adjustments to our net income of approximately $7,787, primarily due to depreciation and amortization and share-based compensation. For the three months ended March 31, 2023, changes in operating assets and liabilities resulted in a use of $3,538 in cash.

Investing Activities. Net cash used in investing activities of $4,495 for the three months ended March 31, 2024 is primarily due to purchases of available-for-sale securities and maturities of $3,516, offset by proceeds from sales and maturities of available-for-sale securities of $2,406. Net cash used in investing activities of $6,647 for the three months ended March 31, 2023 is primarily due to purchases of available-for-sale securities and maturities of $10,189.

Financing Activities. Net cash provided by financing activities was $21,062 for the three months ended March 31, 2024, which primarily consisted of a net increase in client fund obligations of $21,122. Net cash provided by financing activities was $21,128 for the three months ended March 31, 2023, which primarily consisted of a net increase in client fund obligations of $19,372.

We have an outstanding promissory note in connection with a payroll business acquired in September 2021 in the amount of $4,200 as of March 31, 2024. The outstanding promissory note matures on September 30, 2026.

We also have an outstanding promissory note in connection with a payroll business acquired in October 2023 in the amount of $1,500 as of March 31, 2024. The outstanding promissory note matures on October 1, 2025.

We also have an outstanding promissory note in connection with a payroll processing and benefits brokerage servicer acquired in February 2024 in the amount of $1,000 as of March 31, 2024. The outstanding promissory note matures on February 22, 2026.

Sources of Liquidity. As of March 31, 2024, the Company’s principal sources of liquidity consisted of approximately $23,166 of cash and cash equivalents, together with cash generated from operations of our business over the next twelve months.

We cannot ensure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions; however, we do believe that we have sufficient liquidity to support our business operations for at least the next twelve months. Future business demands may lead to cash utilization at levels greater than recently experienced or expected. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the near future. Currently, we do not have a credit facility or access to a line of credit. Further, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all, or at the time we need it.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles and included the accounts of our wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in the consolidation. Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end and the reported amounts of revenues and expenses during the fiscal year. The more significant estimates made by management include the valuation allowance for our gross deferred tax asset, the determination of the fair value of our long-lived assets. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions. Additionally, the actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of our financial statements for continued reasonableness. We prospectively apply appropriate adjustments, if any, to our estimates based upon our periodic evaluation. For a description of our critical accounting policies, see Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposure from market risks from those disclosed in our 2023 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of March 31, 2024, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

During the period ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of March 31, 2024, we were not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 26, 2024, and investors are encouraged to review these risk factors prior to making an investment in the Company.

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

(2)Financial Statement Schedules:

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or in the notes thereto.

(3)Exhibits:

EXHIBIT NUMBER	DESCRIPTION
3.5	Amendment No. 2 to Third Amended and Restated Bylaws (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed February 26, 2024).

10.6+
First Amendment to Executive Change in Control Severance Plan, dated January 1, 2024 (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed February 26, 2024).

10.12+
Form of 2024 Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed February 26, 2024).

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

101
The following materials from Asure Software, Inc.’s Condensed Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

+    Indicates management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: May 2, 2024	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer
(Principal Financial and Accounting Officer)