Form 10-Q
period 2024-06-30
ASURE SOFTWARE INC
filed 2024-08-01
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of July 31, 2024, 26,457,955 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$20,736	$30,317
Accounts receivable, net of allowance for credit losses of $5,469 and $4,787 at June 30, 2024 and December 31, 2023, respectively	16,273	14,202
Inventory	263	155
Prepaid expenses and other current assets	4,636	3,471
Total current assets before funds held for clients	41,908	48,145
Funds held for clients	190,438	219,075
Total current assets	232,346	267,220
Property and equipment, net	17,189	14,517
Goodwill	86,011	86,011
Intangible assets, net	70,319	62,082
Operating lease assets, net	4,484	4,991
Other assets, net	9,769	9,047
Total assets	$420,118	$443,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$18	$27
Accounts payable	1,240	2,570
Accrued compensation and benefits	3,540	6,519
Operating lease liabilities, current	1,537	1,490
Other accrued liabilities	7,524	3,862
Deferred revenue	3,030	6,853
Total current liabilities before client fund obligations	16,889	21,321
Client fund obligations	191,794	220,019
Total current liabilities	208,683	241,340
Long-term liabilities:
Deferred revenue	3,224	16
Deferred tax liability	1,983	1,728
Notes payable, net of current portion	5,985	4,282
Operating lease liabilities, noncurrent	4,029	4,638
Other liabilities	683	209
Total long-term liabilities	15,904	10,873
Total liabilities	224,587	252,213
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 25,918 and 25,382 shares issued, 25,918 and 24,998 shares outstanding at June 30, 2024 and December 31, 2023, respectively	259	254
Treasury stock at cost, zero(1) and 384 shares at June 30, 2024 and December 31, 2023, respectively	—	(5,017)
Additional paid-in capital	496,743	487,973
Accumulated deficit	(300,121)	(290,440)
Accumulated other comprehensive loss	(1,350)	(1,115)
Total stockholders’ equity	195,531	191,655
Total liabilities and stockholders’ equity	$420,118	$443,868
(1) The aggregate Treasury stock of prior repurchases of the Company's own common stock was retired and subsequently issued effective January 1, 2024. See the Condensed
Consolidated Statement of Changes in Stockholders' Equity for the impact of this transaction.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Recurring	$27,051	$22,960	$57,324	$50,916
Professional services, hardware and other	993	7,460	2,372	12,568
Total revenue	28,044	30,420	59,696	63,484
Cost of Sales	9,176	8,402	18,221	17,066
Gross profit	18,868	22,018	41,475	46,418
Operating expenses:
Sales and marketing	6,924	8,515	14,691	15,715
General and administrative	10,118	10,336	20,181	20,292
Research and development	1,962	1,325	3,731	3,304
Amortization of intangible assets	4,046	3,294	7,495	6,596
Total operating expenses	23,050	23,470	46,098	45,907
(Loss) income from operations	(4,182)	(1,452)	(4,623)	511
Interest income	261	230	597	578
Interest expense	(208)	(1,823)	(388)	(4,116)
Other (expense) income, net	—	(93)	10	(9)
Loss from operations before income taxes	(4,129)	(3,138)	(4,404)	(3,036)
Income tax expense	231	627	264	390
Net loss	(4,360)	(3,765)	(4,668)	(3,426)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	9	(493)	(235)	(12)
Comprehensive loss	$(4,351)	$(4,258)	$(4,903)	$(3,438)

Basic and diluted loss per share
Basic	$(0.17)	$(0.18)	$(0.18)	$(0.17)
Diluted	$(0.17)	$(0.18)	$(0.18)	$(0.17)

Weighted average basic and diluted shares
Basic	25,840	20,651	25,587	20,500
Diluted	25,840	20,651	25,587	20,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	24,998	$254	$(5,017)	$487,973	$(290,440)	$(1,115)	$191,655
Stock issued upon option exercise and vesting of restricted and performance stock units	301	3	—	173	—	—	176
Stock issued for acquisitions	450	5	—	4,489	—	—	4,494
Share based compensation	—	—	—	1,902	—	—	1,902
Retirement and reissuance of treasury shares	—	(4)	5,017	—	(5,013)	—	—
Net loss	—	—	—	—	(308)	—	(308)
Other comprehensive loss	—	—	—	—	—	(244)	(244)
Balance at March 31, 2024	25,749	$258	$—	$494,537	$(295,761)	$(1,359)	$197,675

Stock issued upon option exercise and vesting of restricted and performance stock units	58	—	—	63	—	—	63
Stock issued, ESPP	61	1	—	332	—	—	333
Stock issued for acquisitions	50	—	—	323	—	—	323
Share based compensation	—	—	—	1,488	—	—	1,488
Net loss	—	—	—	—	(4,360)	—	(4,360)
Other comprehensive income	—	—	—	—	—	9	9
Balance at June 30, 2024	25,918	$259	$—	$496,743	$(300,121)	$(1,350)	$195,531

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	20,244	$206	$(5,017)	$433,586	$(281,226)	$(2,483)	$145,066
Stock issued upon option exercise and vesting of restricted stock units	375	4	—	1,984	—	—	1,988
Share based compensation	—	—	—	1,337	—	—	1,337
Net income	—	—	—	—	339	—	339
Other comprehensive income	—	—	—	—	—	481	481
Balance at March 31, 2023	20,619	$210	$(5,017)	$436,907	$(280,887)	$(2,002)	$149,211

Stock issued upon option exercise and vesting of restricted stock units	40	—	—	42	—	—	42
Stock issued, ESPP	46	1	—	236	—	—	237
Share based compensation	—	—	—	1,582	—	—	1,582
Net loss	—	—	—	—	(3,765)	—	(3,765)
Other comprehensive loss	—	—	$—	—	—	(493)	(493)
Balance at June 30, 2023	20,705	$211	$(5,017)	$438,767	$(284,652)	$(2,495)	$146,814

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,668)	$(3,426)
Adjustments to reconcile loss to net cash (used) in provided by operations:
Depreciation and amortization	10,359	9,675
Amortization of operating lease assets	677	775
Amortization of debt financing costs and discount	302	355
Non-cash interest expense	—	1,431
Net accretion of discounts on available-for-sale securities	(170)	(31)
Provision for expected losses	107	1,873
Provision for deferred income taxes	255	86
Net realized gains on sales of available-for-sale securities	(1,294)	(1,024)
Share-based compensation	3,390	2,919
Loss on disposals of long-term assets	—	92
Change in fair value of contingent purchase consideration	—	(69)
Changes in operating assets and liabilities:
Accounts receivable	(2,178)	(6,379)
Inventory	(108)	118
Prepaid expenses and other assets	(1,636)	4,520
Operating lease right-of-use assets	98	189
Accounts payable	(1,330)	(830)
Accrued expenses and other long-term obligations	(1,858)	928
Operating lease liabilities	(374)	(485)
Deferred revenue	(3,291)	(4,621)
Net cash (used in) provided by operating activities	(1,719)	6,096
Cash flows from investing activities:
Acquisition of intangible asset	(4,097)	—
Purchases of property and equipment	(375)	(1,020)
Software capitalization costs	(5,042)	(3,301)
Purchases of available-for-sale securities	(6,462)	(18,885)
Proceeds from sales and maturities of available-for-sale securities	8,617	5,940
Net cash used in investing activities	(7,359)	(17,266)
Cash flows from financing activities:
Payments of notes payable	—	(643)
Payments made on amounts due for the acquisition of intangible assets	(236)	—
Net proceeds from issuance of common stock	572	2,266
Capital raise fees	(46)	—
Net change in client fund obligations	(28,225)	(17,225)
Net cash used in financing activities	(27,935)	(15,602)
Net decrease in cash and cash equivalents	(37,013)	(26,772)
Cash and cash equivalents, beginning of period	177,622	164,042
Cash and cash equivalents, end of period	$140,609	$137,270

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Reconciliation of cash and cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$20,736	$21,613
Cash and cash equivalents included in funds held for clients	119,873	115,657
Total cash and cash equivalents	$140,609	$137,270

Supplemental information:
Cash paid for interest	$—	$2,119
Cash paid for income taxes	$—	$466

Non-cash investing and financing activities:
Acquisition of intangible assets	$5,450	$954
Notes payable issued for acquisitions	$1,423	$—
Shares issued for acquisitions	$4,863	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so SMBs can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Our approach to HR compliance services leverages technology and on-demand content to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of reseller partners.

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

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas and from our processing hubs in Alabama, California, Florida, New Jersey, New York, Ohio, Tennessee, and Vermont.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2024, comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2024 and June 30, 2023, and cash flows for the six months ended June 30, 2024 and June 30, 2023. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the consolidated financial position or consolidated results of operations of the Company.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses for interim and annual periods. In addition, the standard requires public entities that have a single reportable segment to provide all the disclosures required by the standard and all existing segment disclosures in Topic 280. The standard is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating this standard and the potential effects of these changes to our consolidated financial statements and will adopt this new standard in the fiscal year ending December 31, 2024.

ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2024 and December 31, 2023, accumulated other comprehensive loss consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2024

Effective April 30, 2024, we acquired certain assets of an Ohio based reseller partner, which were used to provide payroll processing services. The aggregate purchase price paid for the acquisition of these assets was $3,000, consisting of $2,300 paid in cash on hand, and $700 in the form of a promissory note, plus 50 shares of Asure common stock. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. As of June 30, 2024, the promissory note had an outstanding principal balance of $700 and matures on October 30, 2025.

Effective February 22, 2024, we acquired certain assets of a payroll processing and benefits brokerage servicer based in New Jersey. The aggregate purchase price paid for the acquisition of these assets was $6,000, consisting of $500 paid in cash on hand, 450 shares of Asure common stock, having an agreed value of $4,500, and the remaining $1,000 in the form of a promissory note. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. As of June 30, 2024, the promissory note had an outstanding principal balance of $963 and matures on February 22, 2026.

2023

Effective October 1, 2023, we acquired certain assets of an Alabama based reseller partner, which were used to provide payroll processing services. The aggregate purchase price paid for these assets was $8,391, consisting of $6,891 in cash of which $6,545 was paid at closing and the delivery of a promissory note in the amount of $1,500. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. As of June 30, 2024, the promissory note had an outstanding principal balance of $1,500 and matures on October 1, 2025.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis for the periods presented below (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
June 30, 2024
Assets:
Funds held for clients
Money market funds	$4,411	$4,411	$—	$—
Available-for-sale securities	70,565	—	70,565	—
Total	$74,976	$4,411	$70,565	$—

December 31, 2023
Assets:
Funds held for clients
Money market funds	$3,431	$3,431	$—	$—
Available-for-sale securities	71,770	—	71,770	—
Total	$75,201	$3,431	$71,770	$—

Cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following for the periods presented below (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
June 30, 2024
Cash equivalents	$4,422	$—	$(11)	$4,411
Available-for-sale securities:
Certificates of deposit	739	1	—	740
Corporate debt securities	64,524	85	(1,185)	63,424
Municipal bonds	4,231	—	(203)	4,028
U.S. Government agency securities	2,410	—	(37)	2,373
Total available-for-sale securities	71,904	86	(1,425)	70,565

Total(2)	$76,326	$86	$(1,436)	$74,976

December 31, 2023
Cash equivalents	$3,447	$—	$(16)	$3,431
Available-for-sale securities:
Certificates of deposit	845	2	(1)	846
Corporate debt securities	67,277	258	(1,090)	66,445
Municipal bonds	4,251	—	(239)	4,012
U.S. Government agency securities	500	—	(33)	467
Total available-for-sale securities	72,873	260	(1,363)	71,770

Total(2)	$76,320	$260	$(1,379)	$75,201

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of June 30, 2024 and December 31, 2023, there were 22 and 54 securities, respectively, in an unrealized gain position and there were 148 and 113 securities in an unrealized loss position, respectively. As of June 30, 2024, these unrealized losses were less than $56 individually and $1,425 in the aggregate. As of December 31, 2023, these unrealized losses were less than $61 individually and $1,363 in the aggregate. We invest in high quality securities with roughly 70% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the credit rating of the investment, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At June 30, 2024 and December 31, 2023, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories for the periods presented below (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents held to satisfy client funds obligations	$119,873	$147,305
Short-term marketable securities held to satisfy client funds obligations	11,420	10,042
Long-term marketable securities held to satisfy client funds obligations	59,145	61,728
Total funds held for clients	$190,438	$219,075

Expected maturities of available-for-sale securities are as follows for the period presented below (in thousands):

June 30, 2024
One year or less	$11,420
After one year through five years	59,145
Total	$70,565

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2023	Acquisitions	June 30, 2024
Goodwill	$86,011	$—	$86,011

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of June 30, 2024, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	December 31, 2023	Acquisitions	June 30, 2024
Customer relationships	$127,843	$15,833	$143,676
Developed technology	12,001	—	12,001
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
Total	$141,756	$15,833	$157,589

The gross carrying amount and accumulated amortization of our intangible assets are as follows for the periods presented below (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
June 30, 2024
Customer relationships	8.6	$143,676	$(74,674)	$69,002
Developed technology	6.9	12,001	(10,781)	1,220
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(935)	97
	8.4	$157,589	$(87,270)	$70,319

December 31, 2023
Customer relationships	8.5	$127,843	$(67,165)	$60,678
Developed technology	6.9	12,001	(10,701)	1,300
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(928)	104
	8.3	$141,756	$(79,674)	$62,082

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $7,495 and $6,596 for the six months ended June 30, 2024 and 2023, respectively. Amortization expenses recorded in Cost of Sales were $100 and $318 for the six months ended June 30, 2024 and 2023, respectively. There was no impairment of intangibles during the six months ended June 30, 2024 based on the qualitative assessment performed by the Company. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets for the period presented below (in thousands):

June 30, 2024
2024	$8,255
2025	15,724
2026	12,609
2027	10,415
2028	8,969
2029	7,126
Thereafter	7,221
$70,319

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	June 30, 2024	December 31, 2023
Notes Payable – Acquisitions(1)	10/01/25 - 9/30/26	2.00% - 5.00%	$7,363	$5,700
Gross Notes Payable			$7,363	$5,700
(1)See Note 3 — Business Combinations and Asset Acquisitions and Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Unamortized Debt Discount	Net Notes Payable
June 30, 2024
Current portion of notes payable	$420	$(402)	$18
Notes payable, net of current portion	6,943	(958)	5,985
Total	$7,363	$(1,360)	$6,003

December 31, 2023
Current portion of notes payable	$420	$(393)	$27
Notes payable, net of current portion	5,280	(998)	4,282
Total	$5,700	$(1,391)	$4,309

The following table summarizes the future principal payments related to our outstanding debt for the period presented below (in thousands):

June 30, 2024
2024	$420
2025	2,578
2026	4,365
Total	$7,363

Notes Payable - Acquisitions

In April 2024, we acquired certain assets of an Ohio based reseller partner, which were used to provide payroll processing services. In connection with the acquisition that took place, we delivered a promissory note to the seller. As of June 30, 2024, the promissory note had an outstanding principal balance of $700 and matures on October 30, 2025.

In February 2024, we acquired certain assets of a payroll processing and benefits brokerage servicer based in New Jersey. In connection with the acquisition that took place, we delivered a promissory note to the seller. As of June 30, 2024, the promissory note had an outstanding principal balance of $963 and matures on February 22, 2026.

In October 2023, we acquired certain assets of an Alabama based reseller partner, which were used to provide payroll processing services. In connection with the acquisition that took place, we delivered a promissory note to the seller. As of June 30, 2024, the promissory note had an outstanding principal balance of $1,500 and matures on October 1, 2025.

In April 2023, we calculated the final contingent consideration due in connection with the acquisition of a payroll business in September 2021. As a result, the fair value of the contingent consideration of $587 was added as an increase to the principal balance due on the promissory note. As of June 30, 2024, the promissory note had an outstanding principal balance of $4,200.

See Note 3 — Business Combinations and Asset Acquisitions and Note 11 — Subsequent Events for further discussion regarding the issuance of notes payable related to acquisitions.

Senior Credit Facility with Structural Capital Investments III, LP

On September 12, 2023, we terminated the Loan and Security Agreement (the “Loan Agreement”), among the Company, Structural Capital Investments III, LP (“Structural” and together with the other lenders that were parties thereto, the “Lenders”), and Ocean II PLO LLC, as administrative and collateral agent for the Lender and repaid the outstanding balance on the secured promissory note issued under the Loan Agreement (the “Note”). In connection with the termination, the Company paid the Agent for the benefit of the Lenders an aggregate amount of $30,927 (the “Payoff Amount”) in full payment of our outstanding obligations under the Loan Agreement. The Payoff Amount represented $30,617 of outstanding principal and interest on the unpaid principal balance, a 1.0% prepayment fee in the amount of $306 and $5 for the accrued non-utilization fee and lender expenses associated with the extinguishment. As of June 30, 2024, there are no further amounts due or owing under the Facility.

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

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $5,469, were $16,273 at June 30, 2024. Receivables from contracts with customers, net of allowance for credit losses of $4,787, were $14,202 at December 31, 2023. We had a provision for expected losses of $107, write-offs charged against the allowance for credit losses of $5, and recoveries on previously written off receivables of $580 during the six months ended June 30, 2024. No customer represented more than 10% of our net accounts receivable balance as of June 30, 2024 and December 31, 2023, respectively.

Deferred Commissions

Deferred commission costs from contracts with customers were $11,477 and $10,302 at June 30, 2024 and December 31, 2023, respectively. The amount of amortization recognized for the three and six months ended June 30, 2024 was $565 and $1,191, respectively, and for the three and six months ended June 30, 2023 was $650 and $1,147, respectively. The increase in amortization during the six months ended June 30, 2024 is primarily due to an increased focus on sales of recurring revenue streams in the prior year that are now being amortized.

Deferred Revenue

During the three and six months ended June 30, 2024, revenue of $888 and $6,007, respectively, and during the three and six months ended June 30, 2023, revenue of $170 and $5,783, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2024, approximately $49,159 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 37% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. These amounts exclude remaining performance obligations related to contracts for professional services for tax and payroll offerings whose remaining contractual term is less than one year as of June 30, 2024.

During the three months ended June 30, 2024, a multi-year license arrangement was finalized primarily driving the increase in our deferred revenue balances as of June 30, 2024 when compared to December 31, 2023. The arrangement is also driving the decrease in our transaction price estimated to be recognized during the next 12 months from 87% as of December 31, 2023 to 37% as of June 30, 2024.

Revenue Concentration

During the six months ended June 30, 2024 and 2023, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense are as follows for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$507	$884	$953	$1,415
Sublease income	—	(4)	(4)	(9)
Net rent expense	$507	$880	$949	$1,406

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% as of June 30, 2024 and December 31, 2023. The weighted average remaining lease term is four years and five years as of June 30, 2024 and December 31, 2023, respectively.

Supplemental cash flow information related to operating leases are as follows for the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,022	$1,439

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows for the period presented below (in thousands):

June 30, 2024
2024	$1,030
2025	1,720
2026	1,244
2027	1,028
2028	1,023
2029	683
Thereafter	233
Total minimum lease payments	6,961
Less: imputed interest	(1,395)
Total lease liabilities	$5,566

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our stockholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”); however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares reserved for issuance under the 2018 Plan is 4,350 shares. We have an aggregate of 2,531 options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted and outstanding pursuant to the 2018 Plan as of June 30, 2024. As of June 30, 2024, the number of shares available for future grant under the 2018 Plan is 1,063.

Share based compensation for our stock option plans for the three and six months ended June 30, 2024 was $1,488 and $3,390, respectively, and for the three and six months ended June 30, 2023 was $1,337 and $2,919, respectively. Issuance of common stock related to the exercise of stock options, the vesting of restricted stock units, and the vesting of restricted stock units converted from performance stock units are as follows for the period presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock issued - options	9	277	35	283
Common stock issued - RSU	49	98	215	125
Common stock issued - PSU	—	—	109	—

Effective January 1, 2024, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of PSUs pursuant to a PSU Award Grant Notice and PSU Award Agreement (the “2024 PSU Award Agreement”) under the 2018 Plan to our executive officers payable in the form of RSUs. The number of RSUs into which the PSUs convert for each executive officer is a sliding scale between 0% to 200% of the target amount based on the Company’s achievement of certain performance metrics tied to the Company’s recurring revenue and gross profit for 2024.

Effective January 1, 2023, the Compensation Committee approved the grant of PSUs pursuant to a PSU Award Grant Notice and PSU Award Agreement (the “2023 PSU Award Agreement”) under the 2018 Plan to our executive officers payable in the form of RSUs. The number of RSUs into which the PSUs converted for each executive officer was a sliding scale between 0% to 200% of the target amount based on the Company’s achievement of certain performance metrics tied to the Company’s recurring revenue and gross profit for 2023. On February 26, 2024, the PSUs converted to RSUs at 200% of target based on the achievement of set performance metrics, and we paid out a total of 325 RSUs to our executive officers.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic:
Net loss	$(4,360)	$(3,765)	$(4,668)	$(3,426)
Weighted-average shares of common stock outstanding	25,840	20,651	25,587	20,500
Basic loss per share	$(0.17)	$(0.18)	$(0.18)	$(0.17)

Diluted:
Net loss	$(4,360)	$(3,765)	$(4,668)	$(3,426)
Weighted-average shares of common stock outstanding	25,840	20,651	25,587	20,500
Diluted loss per share	$(0.17)	$(0.18)	$(0.18)	$(0.17)

NOTE 11 - SUBSEQUENT EVENTS

On July 11, 2024, we acquired certain assets of an applicant tracking technology company, which were used to provide hiring solutions to small and medium-sized businesses. The aggregate purchase price that we paid for these assets was $15,250, consisting of $8,000 paid in cash on hand, 525 shares of Asure common stock, having an agreed value of $4,250, and the remaining $3,000 in the form of a promissory note with the principal balance due on July 1, 2029.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements made by management that may constitute “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements about our financial results may include expected or projected U.S GAAP and other operating and non-operating results. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of “forward-looking statements” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, our results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to— the expiration of major revenue streams such as Employee Retention Tax Credits (“ERTC”) and the impact of the Internal Revenue Service (“IRS”) recent measures regarding Employee Retention Tax Credits claims; risks associated with breaches of the Company’s security measures; risks associated with the Company’s rate of growth and anticipated revenue run rate, including impact of the current economic environment; the Company’s ability to convert deferred revenue and unbilled deferred revenue into revenue and cash flow, and ability to maintain continued growth of deferred revenue and unbilled deferred revenue; privacy concerns and laws and other regulations may limit the effectiveness of our applications; the financial and other impact of any previous and future acquisitions; the Company’s ability to continue to release, gain customer acceptance of and provide support for new and improved versions of the Company’s services; successful customer deployment and utilization of the Company’s existing and future services; interruptions to supply chains and extended shut down of businesses; issues in the use of artificial intelligence in our HCM products and services; political unrest, including the current issues between Russia and Ukraine and the ongoing conflict between Israel and Hamas; reductions in employment and an increase in business failures, specifically among our clients; possible fluctuations in the Company’s financial and operating results; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; domestic and international regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; technological developments; the nature of the Company’s business model; interest rates; competition; various financial aspects of the Company’s subscription model; impairment of intangible assets; interruptions or delays in the Company’s services or the Company’s Web hosting; access to additional capital; the Company’s ability to hire, retain and motivate employees and manage the Company’s growth; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; volatility and weakness in bank and capital markets; factors affecting the Company’s deferred tax assets and ability to value and utilize them; volatility and low trading volume of our common stock; collection of receivables; and general developments in the economy, financial markets, credit markets and the impact of current and future accounting pronouncements and other financial reporting standards.

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

OVERVIEW

The following review of Asure’s financial position as of June 30, 2024 and December 31, 2023, and results of operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q. However, we do post information on the investor relations page of our website that we believe may be of interest to our investors. Asure’s internet website address is www.asuresoftware.com.

Our Business

We are a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small and medium-sized businesses (“SMBs”). We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so SMBs can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Our approach to HR compliance services leverages technology and on-demand content to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of reseller partners.

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

Acquisitions

On July 11, 2024, we acquired certain assets of an applicant tracking technology company, which were used to provide hiring solutions to small and medium-sized businesses. The aggregate purchase price that we paid for these assets was $15,250, consisting of $8,000 paid in cash on hand, 525 shares of Asure common stock, having an agreed value of $4,250, and the remaining $3,000 in the form of a promissory note with the principal balance due on July 1, 2029.

On April 30, 2024, we acquired certain assets of a reseller partner, which were used to provide payroll processing services. The partner is located in Ohio. The aggregate purchase price that we paid for these assets was $3,000, consisting of $2,300 paid in cash on hand, and $700 in the form of a promissory note, plus 50 shares of Asure common stock. As of June 30, 2024, the promissory note had an outstanding principal balance of $700 and matures October 30, 2025.

On February 22, 2024, we acquired certain assets of a payroll processing and benefits brokerage servicer based in New Jersey. The aggregate purchase price paid for the acquisition of these assets was $6,000, consisting of $500 paid in cash on hand, 450 shares of Asure common stock, having an agreed value of $4,500, and the remaining $1,000 in the form of a promissory note. As of June 30, 2024, the promissory note had an outstanding principal balance of $963 and matures on February 22, 2026.

On October 1, 2023, we acquired certain assets of an Alabama based reseller partner, which were used to provide payroll processing services. The aggregate purchase price paid for these assets was $8,391, consisting of $6,891 in cash of which $6,545 was paid at closing and the delivery of a promissory note in the amount of $1,500. As of June 30, 2024, the promissory note had an outstanding principal balance of $1,500 and matures on October 1, 2025.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenue represented by certain items in the Company’s Condensed Consolidated Statements of Comprehensive Loss:

	Six Months Ended June 30,
	2024	2023
Revenue	100%	100%
Gross profit	69%	73%
Sales and marketing	25%	25%
General and administrative	34%	32%
Research and development	6%	5%
Amortization of intangible assets	13%	10%
Total operating expenses	77%	72%
Interest income	1%	1%
Interest expense	(1)%	(6)%
Other (expense) income, net	—%	—%
Loss from operations before income taxes	(7)%	(5)%
Net loss	(8)%	(5)%

Revenue

Revenue is comprised of recurring revenue, professional services, hardware, and other revenue. We expect our revenue to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenue, we expect our mix of recurring revenue, and professional services, hardware and other revenue to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 96% of total revenue in six months ended June 30, 2024, compared to 80% in six months ended June 30, 2023.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended June 30,		Variance
	2024	2023	$	%
Recurring	$27,051	$22,960	$4,091	18%
Professional services, hardware and other	993	7,460	(6,467)	(87)%
Total	$28,044	$30,420	$(2,376)	(8)%

	Six Months Ended June 30,		Variance
	2024	2023	$	%
Recurring	$57,324	$50,916	$6,408	13%
Professional services, hardware and other	2,372	12,568	(10,196)	(81)%
Total	$59,696	$63,484	$(3,788)	(6)%

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

Recurring revenue for the three months ended June 30, 2024 was $27,051, an increase of $4,091, or 18%, from $22,960 for the three months ended June 30, 2023. The increase is primarily due to an increase in payroll and tax management revenue driven by clients obtained through acquisitions, as well as an increase in revenue from AsureMarketplace™, and an increase in interest earned on funds held for clients.

Recurring revenue for the six months ended June 30, 2024 was $57,324, an increase of $6,408, or 13%, from $50,916 for the six months ended June 30, 2023. Recurring revenue increase is primarily due to an increase in payroll and tax management revenue driven by clients obtained through acquisitions, an increase in HR compliance revenue, an increase in revenue from AsureMarketplace™, and an increase in interest earned on funds held for clients.

Professional Services, Hardware and Other Revenue

Professional services, hardware and other revenue represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products as well as revenue generated for provisioning and filing for ERTC.

Professional services, hardware and other revenue decreased $6,467, or 87%, for the three months ended June 30, 2024 from the similar period in 2023, primarily due to a decrease in non-recurring ERTC revenue.

Professional services, hardware, and other revenue decreased $10,196, or 81%, for the six months ended June 30, 2024 from the similar period in 2023, primarily due to a decrease in non-recurring ERTC revenue.

ERTC revenue was originally expected to expire during 2024 and 2025; however, it is possible that the government could make changes to or revoke the program prior to its scheduled expiration. For example, in January 2024, the United States House of Representatives passed the Tax Relief for American Families Act of 2024, which set an expiration date of January 31, 2024, on additional claims for ERTC that can potentially apply retroactively. If approved by other branches of government, this will have an effect on our ERTC revenue and cash collections. Additionally, in September 2023, the IRS announced a moratorium through the end of 2023 on processing new ERTC claims due to concerns over questionable or fraudulent claims. In June 2024, the IRS posted a news release stating that the agency continues its review of previously filed claims and that it will consult with Congress before making a final decision on the future of the moratorium. The moratorium may potentially delay the processing and collections of previously filed ERTC claims. Refer to “Risk Factors” previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2024, for more information about risks related to our ERTC business.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended June 30, 2024, was $18,868, a decrease of $3,150, or 14%, from $22,018 for the three months ended June 30, 2023. Gross profit as a percentage of revenue was 67% for the three months ended June 30, 2024 as compared to 72% for the three months ended June 30, 2023. The decrease is primarily attributable to the decrease in professional services revenue during the period.

Consolidated gross profit for the six months ended June 30, 2024, was $41,475, a decrease of $4,943, or 11%, from $46,418 for the six months ended June 30, 2023. Gross profit as a percentage of revenue was 69% for the six months ended June 30, 2024 as compared to 73% for the six months ended June 30, 2023. The decrease is primarily attributable to the decrease in professional services revenue during the period.

Our cost of sales relates primarily to direct product costs, compensation for operations and related consulting expenses, hardware expenses, facilities, web hosting expenses and related expenses and the amortization of our purchased software development costs. We include intangible amortization related to developed and acquired technology within cost of sales.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries and related expenses for sales and marketing staff, including stock-based expenses, commissions, as well as marketing programs, which include events, corporate communications and product marketing activities.

Sales and marketing expenses for the three months ended June 30, 2024 were $6,924, a decrease of $1,591, or 19%, from $8,515 for the three months ended June 30, 2023. The decrease is primarily due to a decrease in referral fees associated with non-recurring ERTC revenue arrangements. Sales and marketing expenses as a percentage of revenue decreased to 25% for the three months ended June 30, 2024 from 28% for the same period in 2023.

Sales and marketing expenses for the six months ended June 30, 2024 were $14,691, a decrease of $1,024, or 7%, from $15,715 for the six months ended June 30, 2023. The decrease is primarily due to a decrease in referral fees associated with non-recurring ERTC revenue arrangements. Sales and marketing expenses as a percentage of revenue remained flat at 25% for the six months ended June 30, 2024 compared to the same period in 2023.

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

General and administrative expenses for the three months ended June 30, 2024 were $10,118, a decrease of $218, or 2%, from $10,336 for the three months ended June 30, 2023. The decrease is primarily attributable to a decrease in bonus expense in 2024 based on the performance towards the current year bonus plan, partially offset by increased personnel expenses driven by merit increases and higher employee insurance premiums. General and administrative expenses as a percentage of revenue increased to 36% for the three months ended June 30, 2024 from 34% for the same period in 2023.

General and administrative expenses for the six months ended June 30, 2024 were $20,181, a decrease of $111, or 1%, from $20,292 for the six months ended June 30, 2023. The decrease is primarily attributable to a decrease in bonus expense in 2024 based on the performance towards the current year bonus plan, and a decrease in facilities rent expense due to some office leases terminating in 2023 and early 2024. These decreases were partially offset by increased personnel expenses driven by merit increases and higher employee insurance premiums. General and administrative expenses as a percentage of revenue increased to 34% for the six months ended June 30, 2024 from 32% for the same period in 2023.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended June 30, 2024 were $1,962, an increase of $637, or 48%, from $1,325 for the three months ended June 30, 2023. The increase is primarily attributable to an increase in personnel expenses due to increased headcount from the prior period, partially offset by an increase in capitalized software expenses driven by continued investments in the development of our products. R&D expenses as a percentage of revenue increased to 7% for the three months ended June 30, 2024 from 4% for the same period in 2023.

R&D expenses for the six months ended June 30, 2024 were $3,731, an increase of $427, or 13%, from $3,304 for the six months ended June 30, 2023. The increase is primarily attributable to an increase in personnel expenses due to increased headcount from the prior period, partially offset by an increase in capitalized software expenses driven by continued investments in the development of our products. R&D expenses as a percentage of revenue increased to 6% for the six months ended June 30, 2024 from 5% for the same period in 2023.

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2024 was $4,046, an increase of $752, or 23%, from $3,294 for the three months ended June 30, 2023. Amortization expense as a percentage of revenue increased to 14% for the three months ended June 30, 2024 from 11% for the same period in 2023. The increase in amortization expense in the three months ended June 30, 2024 is primarily due to new asset acquisitions in the fourth quarter of 2023 and in the second quarter of 2024.

Amortization expense for the six months ended June 30, 2024 was $7,495, an increase of $899, or 14%, from $6,596 for the six months ended June 30, 2023. Amortization expense as a percentage of revenue increased to 13% for the six months ended June 30, 2024 from 10% for the same period in 2023. The increase in amortization expense in the six months ended June 30, 2024 is primarily due to new asset acquisitions in the fourth quarter of 2023 and in the first half of 2024.

Interest Income and Expense

Interest income for the three months ended June 30, 2024 was $261 compared to interest income of $230 for the three months ended June 30, 2023. Interest income as a percentage of revenue was 1% for the three months ended June 30, 2024 and 2023. Interest expense for the three months ended June 30, 2024 was $208 compared to interest expense of $1,823 for the three months ended June 30, 2023. Interest expense as a percentage of revenue was 1% for the three months ended June 30, 2024 compared to 6% for the three months ended June 30, 2023. The decrease in interest expense in the three months ended June 30, 2024 is primarily due to our payoff of the outstanding debt under the credit facility with Structural Capital Investments II LP (“Structural”) in the third quarter of 2023.

Interest income for the six months ended June 30, 2024 was $597 compared to interest income of $578 for the six months ended June 30, 2023. Interest income as a percentage of revenue was 1% for the three months ended June 30, 2024 and 2023. Interest expense for the six months ended June 30, 2024 was $388 compared to interest expense of $4,116 for the six months ended June 30, 2023. Interest expense as a percentage of revenue was 1% for the six months ended June 30, 2024 compared to 6% for the six months ended June 30, 2023. The decrease in interest expense in the six months ended June 30, 2024 is primarily due to our payoff of the outstanding debt under the credit facility with Structural in the third quarter of 2023.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended June 30, 2024 was $0 compared to an expense of $93 for the three months ended June 30, 2023. Other (expense) income, net as a percentage of revenue was negligible for the three months ended June 30, 2024 and 2023.

Other (expense) income, net for the six months ended June 30, 2024 was $10 compared to $(9) for the six months ended June 30, 2023. Other (expense) income, net as a percentage of revenue was negligible for the six months ended June 30, 2024 and 2023.

Income Taxes

For the three months ended June 30, 2024 and 2023, we recorded income tax expense attributable to continuing operations of $231 and $627, respectively, a decrease of $396.

For the six months ended June 30, 2024 and 2023, we recorded income tax expense attributable to continuing operations of $264 and $390, respectively, a decrease of $126.

Net Loss

We incurred a loss of $4,360, or $0.17 per share, during the three months ended June 30, 2024, compared to a loss of $3,765, or $0.18 per share, during the three months ended June 30, 2023. Loss as a percentage of total revenue was 16% and 12% for the three months ended June 30, 2024 and 2023, respectively.

We incurred a loss of $4,668, or $0.18 per share, during the six months ended June 30, 2024, compared to a loss of $3,426, or $0.17 per share, during the six months ended June 30, 2023. Loss as a percentage of total revenue was 8% and 5% for the six months ended June 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$20,736	$30,317
(1)This balance excludes cash equivalents in funds held for clients.

Working Capital. We had working capital of $23,663 at June 30, 2024, a decrease of $2,217 from working capital of $25,880 at December 31, 2023. Working capital as of June 30, 2024 and December 31, 2023 includes $3,030 and $6,853 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash used in operating activities of $1,719 for the six months ended June 30, 2024 was primarily driven by changes in operating assets and liabilities, which resulted in a use of $10,677 in cash. This was offset by non-cash adjustments to our net loss of approximately $13,626, primarily due to depreciation and amortization and share-based compensation. Net cash provided by operating activities of $6,096 for the six months ended June 30, 2023 was driven by non-cash adjustments to our net loss of approximately $16,082, primarily due to depreciation and amortization and share-based compensation. For the six months ended June 30, 2023, changes in operating assets and liabilities resulted in a use of $6,560 in cash.

Investing Activities. Net cash used in investing activities of $7,359 for the six months ended June 30, 2024 is primarily due to purchases of available-for-sale securities and maturities of $6,462 and software capitalization costs of $5,042, partially offset by proceeds from sales and maturities of available-for-sale securities of $8,617. Net cash used in investing activities of $17,266 for the six months ended June 30, 2023 is primarily due to purchases of available-for-sale securities and maturities of $18,885.

Financing Activities. Net cash used in financing activities was $27,935 for the six months ended June 30, 2024, which primarily consisted of a net decrease in client fund obligations of $28,225. Net cash used in financing activities was $15,602 for the six months ended June 30, 2023, which primarily consisted of a net decrease in client fund obligations of $17,225.

We have an outstanding promissory note in connection with a payroll business acquired in April 2024 in the amount of $700 as of June 30, 2024. The outstanding promissory note matures on October 30, 2025.

We also have an outstanding promissory note in connection with a payroll processing and benefits brokerage servicer acquired in February 2024 in the amount of $963 as of June 30, 2024. The outstanding promissory note matures on February 22, 2026.

We also have an outstanding promissory note in connection with a payroll business acquired in October 2023 in the amount of $1,500 as of June 30, 2024. The outstanding promissory note matures on October 1, 2025.

We also have an outstanding promissory note in connection with a payroll business acquired in September 2021 in the amount of $4,200 as of June 30, 2024. The outstanding promissory note matures on September 30, 2026.

Sources of Liquidity. As of June 30, 2024, the Company’s principal sources of liquidity consisted of approximately $20,736 of cash and cash equivalents, together with cash generated from operations of our business over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of June 30, 2024, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

During the period ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of June 30, 2024, we were not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 26, 2024, and investors are encouraged to review these risk factors prior to making an investment in the Company. In connection with recent acquisitions the risk factor set forth below has been restated to include the acquisition of complementary businesses in addition to the acquisition of reseller partners.

We have acquired and plan to continue to acquire from time to time our Reseller Partners' businesses that have licensed our proprietary software and other complementary businesses either through stock acquisition or through an asset purchase of their client service agreements and related assets. These acquisitions could prove difficult to integrate, result in unknown or unforeseen liabilities, disrupt our business, dilute stockholder value and ownership and adversely affect our operating results and financial condition.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2024, we issued 50 shares of Asure common stock to an Ohio based reseller partner from whom we acquired certain of their assets. These shares were part of the purchase price consideration in connection with such purchase. The shares were valued at $10 per share, or an aggregate of $500. The issuance and sale of the shares of our common stock in connection with this acquisition are exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

On July 11, 2024, we issued 525 shares of our common stock to an applicant tracking technology company based in South Dakota from whom we acquired certain of their assets. The shares were part of the purchase price consideration in connection with such purchase. The shares were valued at $8.09 per share, or an aggregate of $4,250. The issuance and sale of the shares of our common stock in connection with this acquisition are exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers entered into 10b5-1 trading plans.

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

101
The following materials from Asure Software, Inc.’s Condensed Quarterly Report on Form 10-Q for the three months ended June 30, 2024, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

+    Indicates management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: August 1, 2024	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer
(Principal Financial and Accounting Officer)