Form 10-Q
period 2024-09-30
ASURE SOFTWARE INC
filed 2024-10-31
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of October 30, 2024, 26,553,926 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$11,248	$30,317
Accounts receivable, net of allowance for credit losses of $6,150 and $4,787 at September 30, 2024 and December 31, 2023, respectively	17,233	14,202
Inventory	233	155
Prepaid expenses and other current assets	4,586	3,471
Total current assets before funds held for clients	33,300	48,145
Funds held for clients	193,589	219,075
Total current assets	226,889	267,220
Property and equipment, net	18,490	14,517
Goodwill	94,724	86,011
Intangible assets, net	73,429	62,082
Operating lease assets, net	4,401	4,991
Other assets, net	10,176	9,047
Total assets	$428,109	$443,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$—	$27
Accounts payable	1,317	2,570
Accrued compensation and benefits	4,277	6,519
Operating lease liabilities, current	1,600	1,490
Other accrued liabilities	8,287	3,862
Deferred revenue	3,029	6,853
Total current liabilities before client fund obligations	18,510	21,321
Client fund obligations	193,951	220,019
Total current liabilities	212,461	241,340
Long-term liabilities:
Deferred revenue	2,276	16
Deferred tax liability	2,116	1,728
Notes payable, net of current portion	7,506	4,282
Operating lease liabilities, noncurrent	3,832	4,638
Other liabilities	765	209
Total long-term liabilities	16,495	10,873
Total liabilities	228,956	252,213
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 26,540 and 25,382 shares issued, 26,540 and 24,998 shares outstanding at September 30, 2024 and December 31, 2023, respectively	265	254
Treasury stock at cost, zero(1) and 384 shares at September 30, 2024 and December 31, 2023, respectively	—	(5,017)
Additional paid-in capital	502,920	487,973
Accumulated deficit	(304,022)	(290,440)
Accumulated other comprehensive loss	(10)	(1,115)
Total stockholders’ equity	199,153	191,655
Total liabilities and stockholders’ equity	$428,109	$443,868
  (1) The aggregate Treasury stock of prior repurchases of the Company's own common stock was retired and subsequently issued effective January 1, 2024. See the Condensed
Consolidated Statement of Changes in Stockholders' Equity for the impact of this transaction.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Recurring	$28,626	$23,833	$85,950	$74,749
Professional services, hardware and other	678	5,501	3,050	18,069
Total revenue	29,304	29,334	89,000	92,818
Cost of Sales	9,600	8,054	27,821	25,120
Gross profit	19,704	21,280	61,179	67,698
Operating expenses:
Sales and marketing	6,680	6,597	21,371	22,312
General and administrative	10,378	9,294	30,559	29,586
Research and development	1,973	1,803	5,704	5,107
Amortization of intangible assets	4,295	3,333	11,790	9,929
Total operating expenses	23,326	21,027	69,424	66,934
(Loss) income from operations	(3,622)	253	(8,245)	764
Interest income	165	437	762	1,015
Interest expense	(274)	(1,219)	(662)	(5,336)
Loss on extinguishment of debt	—	(1,517)	—	(1,517)
Other (expense) income, net	—	(283)	10	(291)
Loss from operations before income taxes	(3,731)	(2,329)	(8,135)	(5,365)
Income tax expense (benefit)	170	(123)	434	267
Net loss	(3,901)	(2,206)	(8,569)	(5,632)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	1,340	(201)	1,105	(213)
Comprehensive loss	$(2,561)	$(2,407)	$(7,464)	$(5,845)

Basic and diluted loss per share
Basic	$(0.15)	$(0.10)	$(0.33)	$(0.27)
Diluted	$(0.15)	$(0.10)	$(0.33)	$(0.27)

Weighted average basic and diluted shares
Basic	26,429	22,591	25,870	21,204
Diluted	26,429	22,591	25,870	21,204

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	24,998	$254	$(5,017)	$487,973	$(290,440)	$(1,115)	$191,655
Stock issued upon option exercise and vesting of restricted and performance stock units	301	3	—	173	—	—	176
Stock issued for acquisitions	450	5	—	4,489	—	—	4,494
Share based compensation	—	—	—	1,902	—	—	1,902
Retirement and reissuance of treasury shares	—	(4)	5,017	—	(5,013)	—	—
Net loss	—	—	—	—	(308)	—	(308)
Other comprehensive loss	—	—	—	—	—	(244)	(244)
Balance at March 31, 2024	25,749	$258	$—	$494,537	$(295,761)	$(1,359)	$197,675

Stock issued upon option exercise and vesting of restricted and performance stock units	58	—	—	63	—	—	63
Stock issued, ESPP	61	1	—	332	—	—	333
Stock issued for acquisitions	50	—	—	323	—	—	323
Share based compensation	—	—	—	1,488	—	—	1,488
Net loss	—	—	—	—	(4,360)	—	(4,360)
Other comprehensive income	—	—	—	—	—	9	9
Balance at June 30, 2024	25,918	$259	$—	$496,743	$(300,121)	$(1,350)	$195,531

Stock issued upon option exercise and vesting of restricted and performance stock units	97	1	—	329	—	—	330
Stock issued for acquisitions	525	5	—	4,257	—	—	4,262
Share based compensation	—	—	—	1,591	—	—	1,591
Net loss	—	—	—	—	(3,901)	—	(3,901)
Other comprehensive income	—	—	—	—	—	1,340	1,340
Balance at September 30, 2024	26,540	$265	$—	$502,920	$(304,022)	$(10)	$199,153

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	20,244	$206	$(5,017)	$433,586	$(281,226)	$(2,483)	$145,066
Stock issued upon option exercise and vesting of restricted stock units	375	4	—	1,984	—	—	1,988
Share based compensation	—	—	—	1,337	—	—	1,337
Net income	—	—	—	—	339	—	339
Other comprehensive income	—	—	—	—	—	481	481
Balance at March 31, 2023	20,619	$210	$(5,017)	$436,907	$(280,887)	$(2,002)	$149,211

Stock issued upon option exercise and vesting of restricted stock units	40	—	—	42	—	—	42
Stock issued, ESPP	46	1	—	236	—	—	237
Share based compensation	—	—	—	1,582	—	—	1,582
Net loss	—	—	—	—	(3,765)	—	(3,765)
Other comprehensive loss	—	—	$—	—	—	(493)	(493)
Balance at June 30, 2023	20,705	$211	$(5,017)	$438,767	$(284,652)	$(2,495)	$146,814

Stock issued upon option exercise and vesting of restricted stock units	99	1	—	479	—	—	480
Shares issued, net of issuance costs	4,047	40	—	45,484	—	—	45,524
Share based compensation	—	—	—	1,251	—	—	1,251
Net loss	—	—	—	—	(2,206)	—	(2,206)
Other comprehensive loss	—	—	$—	—	—	(201)	(201)
Balance at September 30, 2023	24,851	$252	$(5,017)	$485,981	$(286,858)	$(2,696)	$191,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,569)	$(5,632)
Adjustments to reconcile loss to net cash (used) in provided by operations:
Depreciation and amortization	16,200	14,243
Amortization of operating lease assets	1,025	1,129
Amortization of debt financing costs and discount	531	548
Non-cash interest expense	—	1,471
Net accretion of discounts on available-for-sale securities	(273)	(63)
Provision for expected losses	111	2,004
Provision for deferred income taxes	388	111
Loss on extinguishment of debt	—	1,208
Net realized gains on sales of available-for-sale securities	(1,929)	(1,645)
Share-based compensation	4,981	4,170
Loss on disposals of long-term assets	—	132
Change in fair value of contingent purchase consideration	—	175
Changes in operating assets and liabilities:
Accounts receivable	(3,142)	(5,014)
Inventory	(78)	159
Prepaid expenses and other assets	(1,656)	4,031
Operating lease right-of-use assets	—	473
Accounts payable	(1,253)	(498)
Accrued expenses and other long-term obligations	(1,052)	918
Operating lease liabilities	(1,139)	(895)
Deferred revenue	(4,539)	(5,190)
Net cash (used in) provided by operating activities	(394)	11,835
Cash flows from investing activities:
Acquisition of intangible asset	(12,397)	(697)
Purchases of property and equipment	(546)	(1,365)
Software capitalization costs	(7,677)	(5,029)
Purchases of available-for-sale securities	(10,914)	(21,513)
Proceeds from sales and maturities of available-for-sale securities	13,325	10,428
Net cash used in investing activities	(18,209)	(18,176)
Cash flows from financing activities:
Payments of notes payable	(420)	(35,627)
Debt extinguishment costs	—	(468)
Payments made on amounts due for the acquisition of intangible assets	(658)	—
Net proceeds from issuance of common stock	902	45,986
Capital raise fees	(47)	(258)
Net change in client fund obligations	(26,068)	(31,033)
Net cash used in financing activities	(26,291)	(21,400)
Net decrease in cash and cash equivalents	(44,894)	(27,741)
Cash and cash equivalents, beginning of period	177,622	164,042
Cash and cash equivalents, end of period	$132,728	$136,301

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash and cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$11,248	$32,787
Cash and cash equivalents included in funds held for clients	121,480	103,514
Total cash and cash equivalents	$132,728	$136,301

Supplemental information:
Cash paid for interest	$—	$3,140
Cash paid for income taxes	$15	$532

Non-cash investing and financing activities:
Acquisition of intangible assets	$6,918	$332
Notes payable issued for acquisitions	$3,138	$—
Shares issued for acquisitions	$9,125	$2,543

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small, medium-sized and enterprise-level businesses. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their business rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, Recruiting, HR compliance and services, Time & Attendance software, and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Our approach to HR compliance services leverages technology and on-demand content to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of reseller partners.

We strive to be the most trusted HCM resource to small, medium-sized (“SMBs”) and enterprise-level businesses. We target SMBs through less densely populated U.S. metropolitan cities where fewer of our competitors have a presence and have begun expansion of certain product lines to enterprise-level businesses. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle. The Asure HCM suite includes six product lines: Asure Payroll & Tax, Asure Tax Management Solutions, Asure Time & Attendance, Asure Recruiting, Asure HR Compliance, and AsureMarketplace™.

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas and from our other office locations in Alabama, California, Florida, New Jersey, New York, Ohio, South Dakota, Tennessee, and Vermont.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2024, comprehensive loss and changes in stockholders’ equity for the three and nine months ended September 30, 2024 and September 30, 2023, and cash flows for the nine months ended September 30, 2024 and September 30, 2023. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the consolidated financial position or consolidated results of operations of the Company.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of 90 days or less to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME & LOSS

As of September 30, 2024 and December 31, 2023, accumulated other comprehensive income & loss consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2024

Business Combinations

Effective July 11, 2024, we purchased substantially all the assets of an applicant tracking technology company based out of South Dakota for an innovative hiring solution designed to streamline the recruitment process for small and mid-sized businesses. This strategic acquisition reinforces Asure’s commitment to delivering comprehensive, user-friendly tools that simplify people management. The aggregate purchase price paid for the business was $15,162, consisting of $7,900 paid in cash on hand, $3,000 in the form of a promissory note ($1,716 net of discount), and 525 shares of Asure common stock, which had a fair value of $4,262 on the day of acquisition. As of September 30, 2024, the promissory note had an outstanding principal balance of $3,000 and matures on July 1, 2029.

The purchase consideration was allocated among the acquired assets, which consist of a customer relationships intangible asset with fair value of $2,700, and a developed technology intangible asset with a fair value of $3,200. Additionally, we assumed $237 of deferred revenue and $498 of other accrued liabilities as part of the transaction. The intangible assets are being amortized on a straight-line basis over eight and five years, respectively.

The remaining $8,713 of excess purchase consideration was allocated to goodwill, which is expected to be fully deductible for tax purposes. This represents the knowledge and experience of the employees retained as part of the transaction as well as the synergies and economies of scale expected from expanding the Midwest operating region to a national scale.

The operations included in the Company’s financial statements for the three and nine month periods ended September 30, 2024, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2023, are immaterial to the consolidated financial statements of the Company and have been excluded.

Asset Acquisitions

Effective April 30, 2024, we acquired certain assets of an Ohio based reseller partner, which were used to provide payroll processing services. The aggregate purchase price paid for the acquisition of these assets was $3,000, consisting of $2,300 paid in cash on hand, and $700 in the form of a promissory note, plus 50 shares of Asure common stock. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. As of September 30, 2024, the promissory note had an outstanding principal balance of $700 and matures on October 30, 2025.

Effective February 22, 2024, we acquired certain assets of a payroll processing and benefits brokerage servicer based in New Jersey. The aggregate purchase price paid for the acquisition of these assets was $6,000, consisting of $500 paid in cash on hand, 450 shares of Asure common stock, having an agreed value of $4,500, and the remaining $1,000 in the form of a promissory note. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. As of September 30, 2024, the promissory note had an outstanding principal balance of $963 and matures on February 22, 2026.

2023

Asset Acquisitions

Effective October 1, 2023, we acquired certain assets of an Alabama based reseller partner, which were used to provide payroll processing services. The aggregate purchase price paid for these assets was $8,391, consisting of $6,891 in cash, of which $6,545 was paid at closing, and the delivery of a promissory note in the amount of $1,500. The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over eight years. As of September 30, 2024, the promissory note had an outstanding principal balance of $1,500 and matures on October 1, 2025.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis for the periods presented below (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
September 30, 2024
Assets:
Funds held for clients
Money market funds	$4,255	$4,255	$—	$—
Available-for-sale securities	72,109	—	72,109	—
Total	$76,364	$4,255	$72,109	$—

December 31, 2023
Assets:
Funds held for clients
Money market funds	$3,431	$3,431	$—	$—
Available-for-sale securities	71,770	—	71,770	—
Total	$75,201	$3,431	$71,770	$—

Cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following for the periods presented below (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
September 30, 2024
Cash equivalents	$4,262	$1	$(8)	$4,255
Available-for-sale securities:
Certificates of deposit	738	1	—	739
Corporate debt securities	65,241	528	(430)	65,339
Municipal bonds	3,716	—	(119)	3,597
U.S. Government agency securities	2,422	30	(18)	2,434
Total available-for-sale securities	72,117	559	(567)	72,109

Total(2)	$76,379	$560	$(575)	$76,364

December 31, 2023
Cash equivalents	$3,447	$—	$(16)	$3,431
Available-for-sale securities:
Certificates of deposit	845	2	(1)	846
Corporate debt securities	67,277	258	(1,090)	66,445
Municipal bonds	4,251	—	(239)	4,012
U.S. Government agency securities	500	—	(33)	467
Total available-for-sale securities	72,873	260	(1,363)	71,770

Total(2)	$76,320	$260	$(1,379)	$75,201

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of September 30, 2024 and December 31, 2023, there were 82 and 54 securities, respectively, in an unrealized gain position and there were 80 and 113 securities in an unrealized loss position, respectively. As of September 30, 2024, these unrealized losses were less than $35 individually and $576 in the aggregate. As of December 31, 2023, these unrealized losses were less than $61 individually and $1,363 in the aggregate. We invest in high quality securities with roughly 70% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the credit rating of the investment, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At September 30, 2024 and December 31, 2023, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that the Company has classified for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories for the periods presented below (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents held to satisfy client funds obligations	$121,480	$147,305
Short-term marketable securities held to satisfy client funds obligations	10,654	10,042
Long-term marketable securities held to satisfy client funds obligations	61,455	61,728
Total funds held for clients	$193,589	$219,075

Expected maturities of available-for-sale securities are as follows for the period presented below (in thousands):

September 30, 2024
One year or less	$10,654
After one year through five years	61,455
Total	$72,109

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2023	Acquisitions	September 30, 2024
Goodwill	$86,011	$8,713	$94,724

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of September 30, 2024, there has been no impairment of goodwill based on the qualitative assessments performed by the Company.

Gross Intangible Assets	December 31, 2023	Acquisitions	September 30, 2024
Customer relationships	$127,843	$20,087	$147,930
Developed technology	12,001	3,200	15,201
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
Total	$141,756	$23,287	$165,043

The gross carrying amount and accumulated amortization of our intangible assets are as follows for the periods presented below (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
September 30, 2024
Customer relationships	8.6	$147,930	$(78,805)	$69,125
Developed technology	6.5	15,201	(10,991)	4,210
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(938)	94
	8.3	$165,043	$(91,614)	$73,429

December 31, 2023
Customer relationships	8.5	$127,843	$(67,165)	$60,678
Developed technology	6.9	12,001	(10,701)	1,300
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(928)	104
	8.3	$141,756	$(79,674)	$62,082

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in operating expenses were $11,790 and $9,929 for the nine months ended September 30, 2024 and 2023, respectively. Amortization expenses recorded in cost of sales were $150 and $368 for the nine months ended September 30, 2024 and 2023, respectively. There was no impairment of intangibles during the nine months ended September 30, 2024 based on the qualitative assessment performed by the Company. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets for the period presented below (in thousands):

September 30, 2024
2024	$4,439
2025	16,896
2026	13,781
2027	11,586
2028	10,141
2029	7,978
Thereafter	8,608
$73,429

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	September 30, 2024	December 31, 2023
Notes Payable – Acquisitions(1)	10/01/25 - 07/01/29	2.00% - 5.00%	$9,943	$5,700
Gross Notes Payable			$9,943	$5,700
(1)See Note 3 — Business Combinations and Asset Acquisitions and Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Unamortized Debt Discount	Net Notes Payable
September 30, 2024
Current portion of notes payable	$378	$(378)	$—
Notes payable, net of current portion	9,565	(2,059)	7,506
Total	$9,943	$(2,437)	$7,506

December 31, 2023
Current portion of notes payable	$420	$(393)	$27
Notes payable, net of current portion	5,280	(998)	4,282
Total	$5,700	$(1,391)	$4,309

The following table summarizes the future principal payments related to our outstanding debt for the period presented below (in thousands):

September 30, 2024
2024	$—
2025	2,578
2026	4,365
2027	—
2028	—
2029	3,000
Total	$9,943

Notes Payable - Acquisitions

In July 2024, we purchased substantially all of the assets of an applicant tracking technology company based out of South Dakota. In connection with the business combination, we delivered a promissory note to the seller. As of September 30, 2024, the promissory note had an outstanding principal balance of $3,000 and matures on July 1, 2029.

In April 2024, we acquired certain assets of an Ohio based reseller partner, which were used to provide payroll processing services. In connection with the acquisition, we delivered a promissory note to the seller. As of September 30, 2024, the promissory note had an outstanding principal balance of $700 and matures on October 30, 2025.

In February 2024, we acquired certain assets of a payroll processing and benefits brokerage servicer based in New Jersey. In connection with the acquisition, we delivered a promissory note to the seller. As of September 30, 2024, the promissory note had an outstanding principal balance of $963 and matures on February 22, 2026.

In October 2023, we acquired certain assets of an Alabama based reseller partner, which were used to provide payroll processing services. In connection with the acquisition, we delivered a promissory note to the seller. As of September 30, 2024, the promissory note had an outstanding principal balance of $1,500 and matures on October 1, 2025.

In April 2023, we calculated the final contingent consideration due in connection with the acquisition of a payroll business in September 2021. As a result, the fair value of the contingent consideration of $587 was added as an increase to the principal balance due on the promissory note. As of September 30, 2024, the promissory note had an outstanding principal balance of $3,780.

See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the issuance of notes payable related to acquisitions.

Senior Credit Facility with Structural Capital Investments III, LP

On September 12, 2023, we terminated the Loan and Security Agreement (the “Loan Agreement”), among the Company, Structural Capital Investments III, LP (“Structural” and together with the other lenders that were parties thereto, the “Lenders”), and Ocean II PLO LLC, as administrative and collateral agent for the Lender and repaid the outstanding balance on the secured promissory note issued under the Loan Agreement (the “Note”). In connection with the termination, the Company paid the Agent for the benefit of the Lenders an aggregate amount of $30,927 (the “Payoff Amount”) in full payment of our outstanding obligations under the Loan Agreement. The Payoff Amount represented $30,617 of outstanding principal and interest on the unpaid principal balance, a 1.0% prepayment fee in the amount of $306 and $5 for the accrued non-utilization fee and lender expenses associated with the extinguishment. As of September 30, 2024, there are no further amounts due or owing under the Facility.

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

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $6,150, were $17,233 at September 30, 2024. Receivables from contracts with customers, net of allowance for credit losses of $4,787, were $14,202 at December 31, 2023. We had a provision for expected losses of $111, write-offs charged against the allowance for credit losses of $16, and recoveries on previously written off receivables of $1,267 during the nine months ended September 30, 2024. No customer represented more than 10% of our net accounts receivable balance as of September 30, 2024 or December 31, 2023.

Deferred Commissions

Deferred commission costs from contracts with customers were $11,958 and $10,302 at September 30, 2024 and December 31, 2023, respectively. The amount of amortization recognized for the three and nine months ended September 30, 2024 was $689 and $1,548, respectively, and for the three and nine months ended September 30, 2023 was $1,029 and $2,176, respectively.

Deferred Revenue

During the three and nine months ended September 30, 2024, revenue of $286 and $6,409, respectively, and during the three and nine months ended September 30, 2023, revenue of $924 and $6,650, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2024, approximately $67,318 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 34% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. These amounts exclude remaining performance obligations related to contracts for professional services for tax and payroll offerings whose remaining contractual term is less than one year as of September 30, 2024.

During the nine months ended September 30, 2024, various multi-year license arrangement was finalized primarily driving the increase in our deferred revenue balances as of September 30, 2024 when compared to December 31, 2023. The arrangement is also driving the decrease in our transaction price estimated to be recognized during the next 12 months from 87% as of December 31, 2023 to 34% as of September 30, 2024.

Revenue Concentration

During the nine months ended September 30, 2024 and 2023, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense are as follows for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$501	$481	$1,454	$1,896
Sublease income	—	(5)	(4)	(13)
Net rent expense	$501	$476	$1,450	$1,883

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% as of September 30, 2024 and December 31, 2023. The weighted average remaining lease term is four years and five years as of September 30, 2024 and December 31, 2023, respectively.

Supplemental cash flow information related to operating leases are as follows for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,560	$1,998
Non-cash operating activities:
Operating lease assets obtained or removed in exchange for new, modified or terminated operating lease liabilities	$419	$(473)

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows for the period presented below (in thousands):

September 30, 2024
2024	$545
2025	1,866
2026	1,302
2027	1,089
2028	1,023
2029	683
Thereafter	235
Total minimum lease payments	6,743
Less: imputed interest	(1,311)
Total lease liabilities	$5,432

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our stockholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”); however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares reserved for issuance under the 2018 Plan is 4,748 shares. We have an aggregate of 2,525 options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted and outstanding pursuant to the 2018 Plan as of September 30, 2024. As of September 30, 2024, the number of shares available for future grant under the 2018 Plan is 972.

Share based compensation for our stock option plans for the three and nine months ended September 30, 2024 was $1,591 and $4,981, respectively, and for the three and nine months ended September 30, 2023 was $1,251 and $4,170, respectively. Issuance of common stock related to the exercise of stock options, the vesting of restricted stock units, and the vesting of restricted stock units converted from performance stock units are as follows for the period presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock issued - options	51	66	86	349
Common stock issued - RSU	46	40	261	164
Common stock issued - PSU	—	—	109	—

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic:
Net loss	$(3,901)	$(2,206)	$(8,569)	$(5,632)
Weighted-average shares of common stock outstanding	26,429	22,591	25,870	21,204
Basic loss per share	$(0.15)	$(0.10)	$(0.33)	$(0.27)

Diluted:
Net loss	$(3,901)	$(2,206)	$(8,569)	$(5,632)
Weighted-average shares of common stock outstanding	26,429	22,591	25,870	21,204
Diluted loss per share	$(0.15)	$(0.10)	$(0.33)	$(0.27)

NOTE 11 - SUBSEQUENT EVENTS

On October 31, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC ("Roth”). The Sales Agreement provides for the offer and sale of up to $25,000 of the Company’s newly issued Common Stock, par value $0.01 per share (the “Common Stock”), from time to time through an “at the market offering” program. The Company will specify the parameters for the sale of the shares of Common Stock, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company may offer and sell up to $25,000 of shares of Common Stock pursuant to the Sales Agreement. Actual sales of Common Stock under the Sales Agreement will depend on a variety of factors including, among other things, market conditions, the trading price of the Common Stock and potential funding needs. As a result, the full amount of capital may not be fully realized. The Company intends to use the net proceeds from these at-market offerings, if any, for general corporate purposes. The Company's general corporate purposes include, but are not limited to, repayment or refinancing of debt, capital expenditures, funding possible acquisitions, working capital and satisfaction of other obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements made by management that may constitute “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements about our financial results may include expected or projected U.S GAAP and other operating and non-operating results. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of “forward-looking statements” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, our results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to—the expiration of major revenue streams such as Employee Retention Tax Credits (“ERTC”) and the impact of the Internal Revenue Service recent measures regarding ERTC claims; risks associated with breaches of the Company’s security measures; risks associated with the Company’s rate of growth and anticipated revenue run rate, including impact of the current economic environment; the Company’s ability to convert deferred revenue and unbilled deferred revenue into revenue and cash flow, and ability to maintain continued growth of deferred revenue and unbilled deferred revenue; privacy concerns and laws and other regulations may limit the effectiveness of our applications; the financial and other impact of any previous and future acquisitions; the Company’s ability to continue to release, gain customer acceptance of and provide support for new and improved versions of the Company’s services; successful customer deployment and utilization of the Company’s existing and future services; interruptions to supply chains and extended shut down of businesses; issues in the use of artificial intelligence in our HCM products and services; political unrest, including the current conflict between Russia and Ukraine and the ongoing conflict involving Israel in the Middle East; reductions in employment and an increase in business failures, specifically among our clients; possible fluctuations in the Company’s financial and operating results; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; domestic and international regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; technological developments; the nature of the Company’s business model; interest rates; competition; various financial aspects of the Company’s subscription model; impairment of intangible assets; interruptions or delays in the Company’s services or the Company’s Web hosting; access to additional capital; the Company’s ability to hire, retain and motivate employees and manage the Company’s growth; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; volatility and weakness in bank and capital markets; factors affecting the Company’s deferred tax assets and ability to value and utilize them; volatility and low trading volume of our common stock; collection of receivables; and general developments in the economy, financial markets, credit markets and the impact of current and future accounting pronouncements and other financial reporting standards.

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

OVERVIEW

The following review of Asure’s financial position as of September 30, 2024 and December 31, 2023, and results of operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q. However, we do post information on the investor relations page of our website that we believe may be of interest to our investors. Asure’s internet website address is www.asuresoftware.com. All financial information, including shares, is reported in thousands, except for per share amounts.

Our Business

We are a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) for small, medium-sized and enterprise-level businesses. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their business rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, Recruiting, HR compliance and services, Time & Attendance software and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. In addition to our current Asure HCM suite, we are in the process of launching our AsurePay™ product which is a new innovative online banking solution which will offer debit cards, paycheck advances, and fee-free ATM withdrawal. Our approach to HR compliance services leverages technology and on-demand content to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of reseller partners.

From recruitment to retirement, our solutions help more than 100,000 businesses across the United States. Approximately 15,000 of our clients are direct and the 85,000 remaining clients are indirect, as they have contracts with reseller partners who white label our solutions.

We strive to be the most trusted HCM resource to small, medium-sized (“SMBs”) and enterprise-level businesses. We target SMBs through less densely populated U.S. metropolitan cities where fewer of our competitors have a presence and have begun expansion of certain product lines to enterprise-level businesses. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We sell our solutions through both direct and partner channels. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. We have two types of partners: reseller partners that white label our products while providing value-added services to their clients (or indirect clients) and referral partners that provide us with business leads but do no resell our solutions. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle.

Acquisitions

As part of our acquisition strategy, we purchase various assets or businesses that are commonly immaterial to our financial statements as a whole (and individually) and not considered significant under applicable SEC rules. None of the acquisitions listed below are material, either individually or in the aggregate, but reflect the larger transactions we closed during the periods presented.

On July 11, 2024, we acquired certain assets of an applicant tracking technology company that provided hiring solutions to small and medium-sized businesses, in a business combination transaction. The aggregate purchase price that we paid for these assets was $15,162, consisting of $7,900 paid in cash on hand, 525 shares of Asure common stock, having a fair value of $4,262, and the remaining $3,000 in the form of a promissory note. As of September 30, 2024, the promissory note had an outstanding principal balance of $3,000 and matures July 1, 2029.

On April 30, 2024, we acquired certain assets of a reseller partner, which were used to provide payroll processing services. The partner is located in Ohio. The aggregate purchase price that we paid for these assets was $3,000, consisting of $2,300 paid in cash on hand, and $700 in the form of a promissory note, plus 50 shares of Asure common stock. As of September 30, 2024, the promissory note had an outstanding principal balance of $700 and matures October 30, 2025.

On February 22, 2024, we acquired certain assets of a payroll processing and benefits brokerage servicer based in New Jersey. The aggregate purchase price paid for the acquisition of these assets was $6,000, consisting of $500 paid in cash on hand, 450 shares of Asure common stock, having an agreed value of $4,500, and the remaining $1,000 in the form of a promissory note. As of September 30, 2024, the promissory note had an outstanding principal balance of $963 and matures on February 22, 2026.

On October 1, 2023, we acquired certain assets of an Alabama based reseller partner, which were used to provide payroll processing services. The aggregate purchase price paid for these assets was $8,391, consisting of $6,891 in cash of which $6,545 was paid at closing and the delivery of a promissory note in the amount of $1,500. As of September 30, 2024, the promissory note had an outstanding principal balance of $1,500 and matures on October 1, 2025.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenue represented by certain items in the Company’s Condensed Consolidated Statements of Comprehensive Loss:

	Nine Months Ended September 30,
	2024	2023
Revenue	100%	100%
Gross profit	69%	73%
Sales and marketing	24%	24%
General and administrative	34%	32%
Research and development	6%	6%
Amortization of intangible assets	13%	11%
Total operating expenses	78%	72%
Interest income	1%	1%
Interest expense	(1)%	(6)%
Other (expense) income, net	—%	—%
Loss from operations before income taxes	(9)%	(6)%
Net loss	(10)%	(6)%

Revenue

Revenue is comprised of recurring revenue, professional services, hardware, and other revenue. We expect our revenue to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenue, we expect our mix of recurring revenue, and professional services, hardware and other revenue to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 97% of total revenue in nine months ended September 30, 2024, compared to 81% in nine months ended September 30, 2023.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended September 30,		Variance
	2024	2023	$	%
Recurring	$28,626	$23,833	$4,793	20%
Professional services, hardware and other	678	5,501	(4,823)	(88)%
Total	$29,304	$29,334	$(30)	—%

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
Recurring	$85,950	$74,749	$11,201	15%
Professional services, hardware and other	3,050	18,069	(15,019)	(83)%
Total	$89,000	$92,818	$(3,818)	(4)%

Recurring Revenue

Recurring revenue includes fees for our payroll, payroll tax, tax management, time and labor management, recruiting, HR compliance services, AsureMarketplace™ and other Asure solutions as well as fees charged for form filings and delivery of client payroll checks and reports. These revenues are derived from fixed amounts charged per billing period and sometimes an additional fee per employee or transaction processed. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We also generate recurring revenue from our reseller partners that license our solutions. Because recurring revenue is based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenue increases as our clients hire more employees. Recurring revenue is recognized in the period services are rendered.

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

Recurring revenue for the three months ended September 30, 2024 was $28,626, an increase of $4,793, or 20%, from $23,833 for the three months ended September 30, 2023. The increase is primarily due to an increase in payroll and tax management revenue driven by clients obtained through acquisitions, as well as an increase in revenue from AsureMarketplace™, and an increase in interest earned on funds held for clients.

Recurring revenue for the nine months ended September 30, 2024 was $85,950, an increase of $11,201, or 15%, from $74,749 for the nine months ended September 30, 2023. Recurring revenue increase is primarily due to an increase in payroll and tax management revenue driven by clients obtained through acquisitions, an increase in HR compliance revenue, an increase in revenue from AsureMarketplace™, and an increase in interest earned on funds held for clients.

Professional Services, Hardware and Other Revenue

Professional services, hardware and other revenue represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products as well as revenue generated for provisioning and filing for ERTC.

Professional services, hardware and other revenue decreased $4,823, or 88%, for the three months ended September 30, 2024 from the similar period in 2023, primarily due to a decrease in non-recurring ERTC revenue.

Professional services, hardware, and other revenue decreased $15,019, or 83%, for the nine months ended September 30, 2024 from the similar period in 2023, primarily due to a decrease in non-recurring ERTC revenue.

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

Although our total customer base is widely spread across industries, our sales are concentrated in SMBs but are expanding to enterprise-level businesses for certain product lines. While we continue to target SMBs across industries, our search for prospective customers includes both SMBs and enterprise-level customers. Geographically, we sell our products primarily in the United States.

In addition to continuing to develop our workforce solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended September 30, 2024, was $19,704, a decrease of $1,576, or 7%, from $21,280 for the three months ended September 30, 2023. Gross profit as a percentage of revenue was 67% for the three months ended September 30, 2024 as compared to 73% for the three months ended September 30, 2023. The decrease is primarily attributable to the decrease in ERTC related professional services revenue during the period.

Consolidated gross profit for the nine months ended September 30, 2024, was $61,179, a decrease of $6,519, or 10%, from $67,698 for the nine months ended September 30, 2023. Gross profit as a percentage of revenue was 69% for the nine months ended September 30, 2024 as compared to 73% for the nine months ended September 30, 2023. The decrease is primarily attributable to the decrease in ERTC related professional services revenue during the period.

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

Sales and marketing expenses for the three months ended September 30, 2024 were $6,680, an increase of $83, or 1%, from $6,597 for the three months ended September 30, 2023. The increase is primarily due to personnel expenses driven by merit increases and higher employee insurance premiums. Sales and marketing expenses as a percentage of revenue increased to 23% for the three months ended September 30, 2024 from 22% for the same period in 2023.

Sales and marketing expenses for the nine months ended September 30, 2024 were $21,371, a decrease of $941, or 4%, from $22,312 for the nine months ended September 30, 2023. The decrease is primarily due to a decrease in referral fees associated with non-recurring ERTC revenue arrangements. Sales and marketing expenses as a percentage of revenue remained flat at 24% for the nine months ended September 30, 2024 compared to the same period in 2023.

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

General and administrative expenses for the three months ended September 30, 2024 were $10,378, an increase of $1,084, or 12%, from $9,294 for the three months ended September 30, 2023. The increase is primarily attributable to an increase in personnel expenses driven by merit increases and higher employee insurance premiums, partially offset by a decrease in bonus expense in 2024 based on the performance towards the current year bonus plan. General and administrative expenses as a percentage of revenue increased to 35% for the three months ended September 30, 2024 from 32% for the same period in 2023.

General and administrative expenses for the nine months ended September 30, 2024 were $30,559, an increase of $973, or 3%, from $29,586 for the nine months ended September 30, 2023. The increase is primarily attributable to an increase in personnel expenses driven by merit increases and higher employee insurance premiums. These increases were partially offset by a decrease in bonus expense in 2024 based on the performance towards the current year bonus plan, and a decrease in facilities rent expense due to some office leases terminating in 2023 and early 2024. General and administrative expenses as a percentage of revenue increased to 34% for the nine months ended September 30, 2024 from 32% for the same period in 2023.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended September 30, 2024 were $1,973, an increase of $170, or 9%, from $1,803 for the three months ended September 30, 2023. The increase is primarily attributable to an increase in personnel expenses due to increased headcount from the prior period, partially offset by an increase in capitalized software expenses driven by continued investments in the development of our products. R&D expenses as a percentage of revenue increased to 7% for the three months ended September 30, 2024 from 6% for the same period in 2023.

R&D expenses for the nine months ended September 30, 2024 were $5,704, an increase of $597, or 12%, from $5,107 for the nine months ended September 30, 2023. The increase is primarily attributable to an increase in personnel expenses due to increased headcount from the prior period, partially offset by an increase in capitalized software expenses driven by continued investments in the development of our products. R&D expenses as a percentage of revenue remained flat at 6% for the nine months ended September 30, 2024 from 6% for the same period in 2023.

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2024 was $4,295, an increase of $962, or 29%, from $3,333 for the three months ended September 30, 2023. Amortization expense as a percentage of revenue increased to 15% for the three months ended September 30, 2024 from 11% for the same period in 2023. The increase in amortization expense in the three months ended September 30, 2024 is primarily due to new asset acquisitions and business combinations in the fourth quarter of 2023 and throughout 2024.

Amortization expense for the nine months ended September 30, 2024 was $11,790, an increase of $1,861, or 19%, from $9,929 for the nine months ended September 30, 2023. Amortization expense as a percentage of revenue increased to 13% for the nine months ended September 30, 2024 from 11% for the same period in 2023. The increase in amortization expense in the nine months ended September 30, 2024 is primarily due to new asset acquisitions and business combinations in the fourth quarter of 2023 and throughout 2024.

Interest Income and Expense

Interest income for the three months ended September 30, 2024 was $165 compared to interest income of $437 for the three months ended September 30, 2023. Interest income as a percentage of revenue was 1% for the three months ended September 30, 2024 and 2023. Interest expense for the three months ended September 30, 2024 was $274 compared to interest expense of $1,219 for the three months ended September 30, 2023. Interest expense as a percentage of revenue was 1% for the three months ended September 30, 2024 compared to 4% for the three months ended September 30, 2023. The decrease in Interest expense in the three months ended September 30, 2024 is primarily due to our payoff of the outstanding debt under the credit facility with Structural Capital Investments II LP (“Structural”) in the third quarter of 2023.

Interest income for the nine months ended September 30, 2024 was $762 compared to interest income of $1,015 for the nine months ended September 30, 2023. Interest income as a percentage of revenue was 1% for the three months ended September 30, 2024 and 2023. Interest expense for the nine months ended September 30, 2024 was $662 compared to interest expense of $5,336 for the nine months ended September 30, 2023. Interest expense as a percentage of revenue was 1% for the nine months ended September 30, 2024 compared to 6% for the nine months ended September 30, 2023. The decrease in interest expense in the nine months ended September 30, 2024 is primarily due to our payoff of the outstanding debt under the credit facility with Structural in the third quarter of 2023.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended September 30, 2024 was $0 compared to $283 of expense for the three months ended September 30, 2023. Other (expense) income, net as a percentage of revenue was negligible for the three months ended September 30, 2024 and 2023.

Other (expense) income, net for the nine months ended September 30, 2024 was $10 of income compared to $291 of expense for the nine months ended September 30, 2023. Other (expense) income, net as a percentage of revenue was negligible for the nine months ended September 30, 2024 and 2023.

Income Taxes

For the three months ended September 30, 2024 and 2023, we recorded income tax expense attributable to continuing operations of $170 and income tax benefit of $123, respectively, an increase of $293.

For the nine months ended September 30, 2024 and 2023, we recorded income tax expense attributable to continuing operations of $434 and $267, respectively, an increase of $167.

Net Loss

We incurred a loss of $3,901, or $0.15 per share, during the three months ended September 30, 2024, compared to a loss of $2,206, or $0.10 per share, during the three months ended September 30, 2023. Loss as a percentage of total revenue was 13% and 8% for the three months ended September 30, 2024 and 2023, respectively.

We incurred a loss of $8,569, or $0.33 per share, during the nine months ended September 30, 2024, compared to a loss of $5,632, or $0.27 per share, during the nine months ended September 30, 2023. Loss as a percentage of total revenue was 10% and 6% for the nine months ended September 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$11,248	$30,317
(1)Amounts exclude cash and cash equivalents included in funds held for clients on our Condensed Consolidated Balance Sheets as of each date.

Working Capital. We had working capital of $14,428 at September 30, 2024, a decrease of $11,452 from working capital of $25,880 at December 31, 2023. Working capital as of September 30, 2024 and December 31, 2023 includes $3,029 and $6,853 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash used in operating activities of $394 for the nine months ended September 30, 2024 was primarily driven by changes in operating assets and liabilities, as noted in our Condensed Consolidated Statement of Cash Flows, which resulted in a use of $12,859 in cash. This was offset by non-cash adjustments to our net loss of approximately $21,034, primarily due to depreciation, amortization, and share-based compensation, which is driven by acquisitions of intangible assets since the third quarter of 2023 and equity compensation arrangements granted in 2024, respectively. Net cash provided by operating activities of $11,835 for the nine months ended September 30, 2023 was driven by non-cash adjustments to our net loss of approximately $23,483, primarily due to depreciation, amortization, and share-based compensation. For the nine months ended September 30, 2023, changes in operating assets and liabilities resulted in a use of $6,016 in cash.

Investing Activities. Net cash used in investing activities of $18,209 for the nine months ended September 30, 2024 is primarily due to acquisitions of intangible assets in business combinations or asset acquisitions of $12,397, purchases of available-for-sale securities and maturities of $10,914, and software capitalization costs of $7,677, partially offset by proceeds from sales and maturities of available-for-sale securities of $13,325. Net cash used in investing activities of $18,176 for the nine months ended September 30, 2023 is primarily due to purchases of available-for-sale securities and maturities of $21,513.

Financing Activities. Net cash used in financing activities was $26,291 for the nine months ended September 30, 2024, which primarily consisted of a net decrease in client fund obligations of $26,068. Net cash used in financing activities was $21,400 for the nine months ended September 30, 2023, which primarily consisted of payments of notes payable of $35,627 for the extinguishment of the structural debt and a net decrease in client fund obligations of $31,033. These usages of cash were partially offset by net proceeds from issuance of common stock of $45,986.

We have outstanding promissory notes in connection with a business combination and multiple asset acquisitions executed between September 2021 and July 2024, all of which are immaterial individually and in the aggregate. As of September 30, 2024, these promissory notes have a total outstanding balance of $9,943, have maturities ranging from October 1, 2025, to July 1, 2029, and carry interest ranging from 2% to 5%.

Sources of Liquidity. As of September 30, 2024, the Company’s principal sources of liquidity consisted of approximately $11,248 of cash and cash equivalents, together with cash generated from operations of our business over the next twelve months. As of December 31, 2023, the Company had cash and cash equivalents of $30,317. These amounts do not include cash contained within client funds. The decrease of cash and cash equivalents is primarily due to the Company’s investing activities of acquisitions and software capitalization.

We cannot ensure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions; however, we do believe that we have sufficient liquidity to support our business operations for at least the next twelve months. Future business demands may lead to cash utilization at levels greater than recently experienced or expected. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the near future. Currently, we do not have a credit facility or access to a line of credit as of September 30, 2024 and we may leverage these potential sources of liquidity to raise additional capital for the aforementioned purposes. If we do leverage such sources, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all, or at the time we need it. We also cannot ensure that we will be able to obtain financing through lending institutions when we need it or on acceptable terms.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that as of September 30, 2024, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

During the period ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of September 30, 2024, we were not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Except for the risk factor set forth below, which was also included on our quarterly report on Form 10-Q for the period ended June 30, 2024, there have been no material changes from the risk factors previously disclosed in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 26, 2024, and investors are encouraged to review these risk factors prior to making an investment in the Company. In connection with recent acquisitions the risk factor set forth below has been restated to include the acquisition of complementary businesses in addition to the acquisition of reseller partners.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On October 31, 2024, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC ("Roth”). The Sales Agreement provides for the offer and sale of up to $25,000 of our newly issued Common Stock, par value $0.01 per share (the “Common Stock”), from time to time through an “at the market offering” program. We will specify the parameters for the sale of the shares of Common Stock, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We may offer and sell up to $25,000 of shares of Common Stock pursuant to the Sales Agreement. Actual sales of Common Stock under the Sales Agreement will depend on a variety of factors including, among other things, market conditions, the trading price of the Common Stock, and potential funding needs. As a result, the full amount of capital may not be fully realized. We intend to use the net proceeds from these at-market offerings, if any, for general corporate purposes. Our general corporate purposes include, but are not limited to, repayment or refinancing of debt, capital expenditures, funding possible acquisitions, working capital and satisfaction of other obligations.

During the three months ended September 30, 2024, none of our directors or officers have entered into, or terminated, a 10b5-1 trading plan.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as a part of this Quarterly Report on Form 10-Q:

(1)Financial Statements:

The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

(2)Financial Statement Schedules:

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or in the notes thereto.

(3)Exhibits:

EXHIBIT NUMBER	DESCRIPTION
1.1	Sales Agreement, dated October 31, 2024, by and between Asure Software, Inc., and Roth Capital Partners, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K dated October 31, 2024).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2024, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: October 31, 2024	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer
(Principal Financial and Accounting Officer)