Form 10-K
period 2024-12-31
ASURE SOFTWARE INC
filed 2025-03-06
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar year ended December 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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

☒
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

Based on the closing sale price of common stock on The Nasdaq Global Select Market on June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of the registrant was $204,583,873 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors of the registrant are shares owned by “affiliates.”

As of March 5, 2025, 26,979,485 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ASURE SOFTWARE, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
•We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, fail to remediate the identified material weakness, or otherwise fail to maintain an effective system of internal control, all of which, if they occur, may result in material misstatements of our financial statements;
•We have a history of losses, and we cannot be certain that we will achieve or sustain profitability;
•Privacy concerns and laws and other regulations may limit the effectiveness of our applications and adversely affect our business;
•We have acquired and plan to continue to acquire from time to time our Reseller Partners’ businesses that have licensed our proprietary software and other complementary businesses either through stock acquisition or through an asset purchase of their client service agreements and related assets. These acquisitions could prove difficult to integrate, result in unknown or unforeseen liabilities, disrupt our business, dilute stockholder value and ownership and adversely affect our operating results and financial condition;
•Our failure to comply with existing laws and regulations may result in adverse effects on our business, service and financial condition and failure to comply with licensing requirements or changing laws and regulations through modifications, developments, and enhancements to our products and services could have a material adverse effect on our business and results of operations;
•Our software and solutions may not function adequately, which could damage our reputation and give rise to claims against us, which could harm our business and operating results;
•We depend on data centers and computing infrastructure operated by third parties, and any disruption in these operations or changes of these providers could adversely affect our business;

•We may be required to incur debt to meet future capital requirements of our business. Should we be required to incur debt, the restrictions imposed by the terms of such debt could adversely affect our financial condition and our ability to respond to changes in our business;
•Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us;
•We may require additional capital to support business growth, and this capital may not be available on acceptable terms, or at all;
•We incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives, including incremental requirements as a result in a change of filer status. We may fail to comply with the rules that apply to such public companies, which could result in sanctions or other penalties that would harm our business;
•A portion of our accounts receivable is related tax processing services to that enabled businesses to file for Employee Retention Tax Credits under the CARES Act. Such regulations were originally expected to expire in 2024 and 2025, which, following their expiration, will adversely impact our revenues on a comparative basis. Further, abuses of this program may require government intervention that could adversely affect the timing of our cash collections;
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
•Our business depends substantially on clients renewing their agreements with us, purchasing additional products from us or adding additional users. If our customers do not renew their agreements with us or reduce the services purchased, our revenue will decline and our business, operating results and financial condition may be adversely affected. If we cannot accurately predict subscription renewals or upgrade rates, we may not meet our revenue targets, which may adversely affect the market price of our common stock;
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
•Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would adversely affect our business, operating results and financial condition;
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

•If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel as needed in the future, it could disrupt the operation of our business, delay our product development, harm our growth efforts and have a material adverse effect on our business;
•Some of our key components are procured from a single or limited number of suppliers. Thus, we are at risk of shortage, price increases, tariffs, changes, delay, or discontinuation of key components, which could disrupt and materially and adversely affect our business;
•Adverse tax laws or regulations could be enacted, or existing laws could be applied to us or our clients, which could increase the costs of our services and adversely impact our business;
•Political, economic and social factors may materially adversely affect our business and financial results;
•Sales, or the potential for sales, of a substantial number of shares of our common stock in the public market, including sales done by us in connection with financing activities or by our existing stockholders, could cause our stock price to fall;
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

ITEM 1.    BUSINESS

GENERAL

Asure is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, Recruiting, HR compliance and services, Time & Attendance software, Insurance and Benefits Administration, and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Our approach to HR compliance services leverages technology and on-demand content to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of Reseller Partners.

From recruitment to retirement, our solutions help more than 100,000 clients across the United States. Approximately 20% of our clients are direct with the remaining balance indirect, as they have contracts with Reseller Partners who white label our solutions.

We strive to be the most trusted HCM resource. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle. The Asure HCM suite includes seven product lines: Asure Payroll & Tax, Asure Tax Management Solutions, AsureRecruiting™, Asure HR Compliance, Asure Time & Attendance, Asure Insurance and Benefits Administration, and AsureMarketplace™.

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

SOLUTIONS

Our solutions are primarily cloud-based and delivered as SaaS, technology-enabled HR services, and hardware (time clocks and data collection devices) as one-time purchases or a Hardware-as-a-Service (“HaaS”) offering.

Payroll and Tax. Asure Payroll & Tax is an integrated solution that provides a foundation for our clients’ digital HR strategy. We simplify payroll and automate and ensure compliance with the changing nature of regulations associated with payroll and taxes in all U.S. jurisdictions—from wages, benefits, overtime, and garnishments to tips, direct deposits, the Fair Labor Standard Act and federal, state, and local payroll taxes. Features include payroll taxes driven by up-to-date federal, state, and local tax tables and filing in a timely and accurate manner; adhering to annual filing requirements for Form W-2 and forms mandated by the Affordable Care Act (“ACA”); general ledger integration; managed garnishments and employee self-service. Additionally, self-service tools empower employees to manage their payroll and personal data, including AsurePay, a payroll debit card that offers competitive banking features with free on-demand pay capabilities. With our self-service tools, employees can access pay stubs, update direct deposit preferences, track earnings in real time, and manage their financial information efficiently.

Tax Management Solutions. Asure provides innovative payroll tax processing software and service solutions for the payroll service industry and corporate employers. With several scalable software and service options, from traditional full- service outsourcing to SaaS solutions, the extensive product line offers companies the ability to select a payroll tax solution that suits their needs.

Human Resource Compliance. Asure handles HR complexities that businesses face, including talent management and compliance with federal, state, and local regulations. Asure provides three core levels of HR services: (i) HR support, which provides an on-demand HR resource library, phone and email support for any HR issues and compliance and policy updates; (ii) Strategic HR, which includes all the capabilities of HR Support while also providing more in-depth support for strategic HR decision making. This service is designed specifically for managers, helping them stay compliant with employment regulations and enhance their effectiveness in workforce planning, performance management, and compliance strategies; and (iii) Total HR, which includes all the capabilities of Strategic HR while also acting as HR support for frontline employees. This service provides a comprehensive HR outsourcing solution that assists managers in staying compliant and optimizing workforce management while ensuring employees have direct support for HR-related needs.

Time and Attendance. Asure Time & Attendance combines with our complementary hardware (time clocks and data collection devices) to provide cost savings and potential return on investment gains in the form of a more strategic use of labor dollars and the elimination of time theft. Mobile time tracking helps executives better understand where and when their employees are working, providing insight into labor schedules and labor costs. With our mobile solution, employees can punch in and out from remote locations, as geo-positioning verifies their physical coordinates. Biometric time clocks, including facial recognition, reduce time theft and assist in the verification of the identities of workers. Automated system notifications, real- time dashboards, and flexible configuration options all work to streamline operations. Finally, employees, supervisors, and executives have real-time access to data and business intelligence to optimize labor costing, improve labor scheduling, and control labor costs.

Asure Marketplace. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy, and extend the range of services offered to employers and their employees. Asure has developed a large set of pre-built applications that businesses can connect with and has developed integrations with partners to exchange capabilities and data. These integrations enable businesses to communicate seamlessly and support a wide range of business-to-business and business-to-consumer applications. Business applications can include income verification and earned wage access.

Recruiting. AsureRecruitingTM is a robust talent acquisition solution that simplifies and optimizes the hiring process for employers. The platform provides unlimited job postings, locations, users, and applicant storage. Job postings are automatically submitted to major job boards, including Indeed, Google Jobs, ZipRecruiter, Monster, LinkedIn, Facebook, and local or regional boards. AsureRecruitingTM includes automated interview scheduling, an AI-powered job ad writing tool, and a mobile-friendly career site. Employers can track, score, and communicate with applicants efficiently. Additionally, the platform offers U.S.-based support with multiple contact options, including click, chat, and call, and provides free training and onboarding for seamless implementation.

Insurance and Benefits Administration. Asure Insurance and Benefits Administration provides employers with an end-to-end solution for managing employee benefits, including health insurance, retirement plans, and other employer-sponsored benefits. Asure Insurance and Benefits Administration is a comprehensive solution that enables businesses to both purchase and manage their employee benefits seamlessly. As a one-stop shop, Asure serves as a Broker of Record (“BOR”), allowing employers to procure health benefits directly while also streamlining benefits administration. The solution simplifies benefits enrollment, eligibility tracking, regulatory compliance, and carrier integrations. Employers can manage Affordable Care Act (ACA) reporting, COBRA administration, and other compliance obligations effortlessly. By integrating purchasing and administration into a single platform, Asure reduces administrative burdens, improves accuracy, and enhances the employee experience with easy access to benefits and support.

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

Reseller Partners. Reseller Partners pay us recurring license fees to white label our solutions while providing value-added services to their clients (our indirect clients). There are generally two types of Reseller Partners: regional payroll providers and trusted advisors (e.g., CPAs, regional banks, and benefit brokers). Regional payroll providers typically focus on a specific geographic area or industry. They have proven to be attractive alternatives for companies’ payroll and HCM needs. Since trusted advisors are relied on by entrepreneurs and executives to advise on payroll and HR decisions, white labeling our solutions allows them to provide additional solutions directly to their clients.

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

Referral Partners. Referral Partners are typically trusted advisors or referral agents that provide us with client leads but do not resell our solutions. Since companies rely on their trusted advisors and agents to guide them in selecting payroll and HCM solutions, we have found this to be a fruitful source of leads. Referral Partners provide qualified leads that convert to clients at a higher rate than non-referral leads. We have been successful in nurturing some Referral Partners to become Reseller Partners over time as the referral relationships develop and they become more comfortable in the HCM space.

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

We compete with companies that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but there is increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Competitors in the HCM market tend to fluctuate and vary by product line. However, Asure’s main competitors are ADP, Paychex, UKG, Paylocity, Paycor, Paycom, Ceridian, isolved, Gusto, and Time Simplicity.

While Asure has the advantage of a flexible, easy to use, cloud-based SaaS-delivered solution that is affordable and has a proven deployment methodology, Asure faces several competitive challenges:

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

Data privacy and security of data is subject to strict regulatory oversight. The laws governing the collection, processing, and storage of personal and sensitive data differ between jurisdictions and differ based on the type of data collected. We collect and process the personal and sensitive information of clients, clients of our Reseller Partners, employees of our clients and Reseller Partners, vendors, and our own employees. In general, data that we process and store includes personally identifying information such as names, addresses, social security numbers, and bank account information. As part of our time and attendance products, data that we process and store includes biometric data. We are, therefore, subject to certain compliance obligations under federal, state, and foreign privacy and data security-related laws. For instance, in the United States, the Health Insurance Portability and Accountability Act of 1996, including the related data security provisions, applies to our flexible spending account services. We are also subject to federal and state security, privacy, and security breach notification laws with respect to personal and sensitive data as defined under such laws. Such state and federal laws include laws such as the California Consumer Privacy Act of 2018, as amended and the Illinois Biometric Information Privacy Act and rules and regulations promulgated under the Federal Trade Commission. Many other states where we operate have recently enacted new data privacy laws, and we expect other jurisdictions to adopt similar laws in the future. These new laws track significant portions of existing laws but include differences that may or may not increase our compliance burden. We have a small number of end-user clients located in the European Union using our time and attendance software. Accordingly, the EU’s General Data Protection Regulation applies to the collection, processing, and storage of applicable sensitive and personal data. In some instances, these laws provide for civil penalties for violations and private rights of action for data breaches or other violations of the law. Moreover, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses, and noncompliance could result in regulatory penalties and significant legal liability. Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations, or financial condition; or have other adverse consequences.

As part of our payroll and payroll tax solutions, we move funds from clients’ accounts to employees, taxing authorities, and other payees. Over the past few years, a number of state regulators have expanded their interpretation of state money transmission and money service business statutes to include these standard payroll processing activities, necessitating our registering in certain jurisdictions as a money transmitter. We are licensed as a payroll processor in jurisdictions requiring licensure of payroll processors. We are licensed as a money transmitter in jurisdictions that require payroll processors to be licensed under state money transmission laws. Due to the constantly evolving regulatory landscape, we continuously monitor state legislative developments and shifting interpretations of transmission laws, proactively seeking licensure where required. Money transmission activities may be subject to anti-money laundering laws at the state and federal levels. The applicable laws may include: the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000, which apply to money services businesses, and all related laws and regulations, including the requirement to verify customer identification and report suspicious activities to applicable authorities.

As part of our insurance brokerage solutions, we (and applicable employees) are licensed by the insurance regulators in each of the 50 states and the District of Columbia.

Many of our solutions assist clients in complying with certain U.S. laws and regulations that apply to them, particularly in the human resources and employment law areas such as wage payment laws, state payroll tax filing and reporting, employee onboarding, and compliance with the IRS rules governing employers including tax withholdings, payroll tax filing and the preparation of Form W-2. Our HCM solutions assist clients with managing their compliance with other laws, including helping to meet their obligations as a plan sponsor under COBRA; sponsor and administer compliant Flexible Spending Account Plans; and provide compliant Consumer Health Care Plans, such as Health Savings Accounts and Health Reimbursement Accounts. Our Tax Management Solutions also support bulk filing and processing of Employee Retention Tax Credits, which is legislation that is part of the CARES Act. Recent legislation makes it possible that the government could make changes to or revoke the Employee Retention Tax Credit (“ERTC”) program prior to its scheduled expiration during 2024 and 2025, which may impact future cash collections.

TRADEMARKS

We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office. Asure’s other core federally registered trademarks include Asure®, AsureForce®, AsureHCM® and Evolution®.

EMPLOYEES

As of December 31, 2024, we had a total of 635 employees, 621 of which are full-time employees. The headcount by department includes 107 in research and development, 238 in sales and marketing, 233 in customer service and technical support, and 57 in finance, human resources and administration.

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

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, fail to remediate the identified material weakness, or otherwise fail to maintain an effective system of internal control, all of which, if they occur, may result in material misstatements of our financial statements.

In connection with the preparation of our Annual Report for the year ended December 31, 2024, we have identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A. Controls and Procedures included in Item II of this Annual Report for more information about the identified material weakness.

We are in the process of designing and implementing measures to improve our internal controls over financial reporting and remediate the identified material weakness. However, we cannot predict the success of these measures nor give assurance that these measures will remediate the material weakness or prevent additional material weaknesses or significant deficiencies in our internal controls over financial reporting from occuring. If our remediation measures are insufficient to address the material weakness or additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, we may not detect errors in a timely manner, our financial statements could be misstated, we could face a loss of confidence by stakeholders, or we could be subject to regulatory scrutiny, sanctions, or litigation, any of which could harm our business, financial condition, results of operations, or the market price of our securities.

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

We have historically incurred losses since our inception. We experienced a net loss from continuing operations of $11.8 million in the fiscal year ended December 31, 2024. At December 31, 2024, our accumulated deficit was $307.2 million and total stockholders’ equity was $197.3 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Such expenses include among others, transaction costs associated with acquisitions, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control, including the impact of the current economic environment. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

Privacy concerns and laws and other regulations may limit the effectiveness of our applications and adversely affect our business.

Our products are subject to various complex laws and regulations on the federal, state and local levels, including those governing data security and privacy. The regulatory framework for privacy issues is rapidly evolving and will remain uncertain as more jurisdictions adopt laws and regulations regarding the collection, processing, storage and disposal of personal information. In the United States, the laws include regulations promulgated by the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, state data breach notification laws, and state security and privacy laws such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (the “CCPA”) and the Illinois Biometric Information Privacy Act (“IBIPA”) governing biometric data. Some of these laws, such as the CCPA and IBIPA, grant consumers private right of actions for data breaches or violations as applicable. Additionally, new privacy legislation became effective throughout 2023 in many other states in which we operate. These laws track significant portions of existing laws but include differences that may or may not increase our compliance burden. Additional states may adopt privacy laws in the future that may increase our compliance burden.

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

We have acquired and plan to continue to acquire from time to time our Reseller Partners’ businesses that have licensed our proprietary software and other complementary businesses either through stock acquisition or through an asset purchase of their client service agreements and related assets. These acquisitions could prove difficult to integrate, result in unknown or unforeseen liabilities, disrupt our business, dilute stockholder value and ownership and adversely affect our operating results and financial condition.

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

Our failure to comply with existing laws and regulations may result in adverse effects on our business, service and financial condition and failure to comply with licensing requirements or changing laws and regulations through modifications, developments, and enhancements to our products and services could have a material adverse effect on our business and results of operations.

Our services are subject to various laws and regulations including COBRA, HIPAA, laws and regulations promulgated by state wage and hour authorities, anti-money laundering regulations, and licensure requirements. Failure to comply with the multiple laws and regulations that impact us may result in civil liability from our clients for noncompliance, regulatory fines, and loss of reputation in the event of a public regulatory investigation or consent order or civil lawsuit. Moreover, many of our solutions are designed to assist our clients with their compliance with myriad government regulations and laws that continually change. For example, regulatory changes in 2020 in response to the COVID-19 pandemic necessitated multiple product modifications to accommodate changes relevant to the collection and remittance of payroll tax, including payroll tax deferments. The introduction of new regulatory requirements or changes in interpretation of existing laws or regulations could increase our cost of doing business. As with the development changes necessitated with new regulations in response to COVID-19, changing regulatory requirements may require the introduction of new applications or enhancements, or may make new modifications or new applications more expensive or could prevent the introduction of new applications. Changes in laws could also impact applications under development, rendering them in applicable or obsolete mid-development which could result in wasted time and development money. Furthermore, we could fail to renew expiring licenses or have active licenses suspended or revoked for noncompliance with rules or regulations issued by the licensing bodies. Any failure to anticipate and respond to these legal regulations and changes and provide tools and applications to solve for these changes in a timely fashion could adversely affect our reputation and affect our business and results of operations.

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

We depend on data centers and computing infrastructure operated by third parties, and any disruption in these operations or changes of these providers could adversely affect our business.

We rely on hosted infrastructure partners, such as Amazon Web Services and to a lesser extent, data center providers, to provide third-party hosted environments for our applications. While we control and have access to our servers and all the components of the networks that are located in our hosted environments, we do not control the operations of these facilities. The owners of such facilities have no obligation to renew their agreements with us on commercially reasonable terms. If we are not able to renew these contracts on commercially reasonable terms, we may be required to transfer our servers and other infrastructure to new data facilities, and we may incur significant costs and possible service interruption in doing so. We may not have adequately distributed our systems within our hosted infrastructure partner’s environment to prevent in any regional disruption or interference at our hosted infrastructure partners from adversely impacting our operations and our business.

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

We incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives, including incremental requirements as a result in a change of filer status. We may fail to comply with the rules that apply to such public companies, which could result in sanctions or other penalties that would harm our business.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Capital Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, new reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

A portion of our accounts receivable is related tax processing services to that enabled businesses to file for Employee Retention Tax Credits under the CARES Act. Such regulations were originally expected to expire in 2024 and 2025, which, following their expiration, will adversely impact our revenues on a comparative basis. Further, abuses of this program may require government intervention that could adversely affect the timing of our cash collections.

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

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets, including goodwill. Goodwill and identifiable intangible assets together accounted for approximately 38% of the total assets on our balance sheet as of December 31, 2024. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a change to our earnings. Any future impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, operating results and financial condition.

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

The adoption of new money transmitter or money service business statutes in new jurisdictions, changes in regulators’ interpretations of existing statutes, or disagreement by regulators of our interpretation of such statutes or regulations could require additional registrations or licensing, limit certain of our business activities until we are properly licensed and expose us to financial penalties. These occurrences could also require change to the manner in which we conduct some aspects of our money movement business, client funds investment strategy or our overall business strategy. Although we maintain that we are not a money service business or money transmitter at the federal level, we proactively registered with FinCEN and adopted an Anti-Money Laundering Policy and compliance program designed to mitigate the risk of our services and application being utilized for illegal purposes including money laundering and to assist in detecting fraud. We are licensed in any jurisdiction that requires a payroll processor to be licensed under state money transmission laws. Due to the constantly evolving regulatory landscape, we continuously monitor state legislative developments and shifting interpretations of transmission laws, proactively seeking licensure where required. The statutes governing our money transmitter licenses subject us to routine examinations from the regulatory agencies overseeing these licenses. If these examinations reveal violations of the money transmitter license and those violations cannot be remediated, we may be subject to civil and criminal fines and penalties and we could lose our license to provide our services in those jurisdictions, all of which could have a material adverse effect on our business. Further, should states or jurisdictions where we are not licensed or pursuing licenses determine that that we are a money service business or money transmitter, we could be subject to civil and criminal fines, penalties, registration fees, cost of surety bonds or other security, reputational damage and other negative consequences that may have an adverse effect on our financial condition.

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

RISKS RELATED TO OUR SECURITIES

Sales, or the potential for sales, of a substantial number of shares of our common stock in the public market, including sales done by us in connection with financing activities or by our existing stockholders, could cause our stock price to fall.

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

The market price of our common stock has in the past been and is likely to continue in the future to be, volatile. During the fiscal year ended December 31, 2024, the Nasdaq closing price of one share of our common stock fluctuated from a low of $6.92 to a high of $10.41. During the fiscal year ended December 31, 2023, the Nasdaq closing price of one share of our common stock fluctuated from a low of $6.83 to a high of $16.83. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

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

Although we have designed its cybersecurity program and governance procedures noted above to mitigate cybersecurity risks, we continue to face unknown cybersecurity risks, threats and attacks. We have had no material cybersecurity incidents, and these risks, threats and attacks have not had a material impact on our operations, business strategy or financial results; however, they may have a material impact in the future.

Please refer to the “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on risks posed by cybersecurity threats to the Company.

Governance

Our Security Operations team, led by the VP of Information Security, is responsible for identifying, assessing, mitigating, and reporting on material cybersecurity risks to the executive management team. In addition, cybersecurity risks, emerging and existing threats and Asure’s current security posture are presented to the board of directors quarterly, as the board of directors is generally responsible for our risk management. Our VP of Information Security holds a high-level certification relating to information security, Certified Information Systems Security Professional (CISSP) from the International Information Security System Security Certification Consortium, and has 18 years of information security, risk management, application security, security operations, and incident management experience. Our Executive Management receives regular monthly reports from the VP of Information Security.

Our Security Operations team has implemented a continuous monitoring program that provides real time feedback to security events that are triaged and remediated. Critical incidents are escalated in accordance with Asure’s Incident Response Policy. Critical incidents are reported to the board of directors as required by Asure’s Incident Response Policy.

ITEM 2.    PROPERTIES

Our principal offices are located in Austin, Texas where we occupy approximately 9,500 square feet of office space. We also lease office suites in Alabama, California, Florida, New Jersey, New York, North Carolina, Ohio, South Dakota, Tennessee, and Vermont.

Management believes that the leased properties described above are adequate to meet Asure’s current operational requirements and can accommodate further physical expansion of office space as needed.

ITEM 3.    LEGAL PROCEEDINGS

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2024, we were not currently a party to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market under the symbol “ASUR.”

HOLDERS

As of March 5, 2025, we had approximately 360 stockholders of record of our common stock.

UNREGISTERED SALE OF EQUITY SECURITIES

There were no unregistered sales of equity securities by us during the year ended December 31, 2024, that were not reported in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2024, with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plan Approved by Stockholders(1)	2,406	$8.35	1,015
Equity Compensation Plans Not Approved by Stockholders(2)	—	—	—
Total	2,406	$8.35	1,015
(1)Consists of stock options, restricted stock units, and performance stock units adjusted for performance as of December 31, 2024.
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

OVERVIEW

We are a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, Recruiting, HR compliance and services, Time & Attendance software, Insurance and Benefits Administration, and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Our approach to HR compliance services leverages technology and on-demand content to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of Reseller Partners.

We strive to be the most trusted HCM resource. We sell our solutions through both direct and partner channels. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. Asure has two types of partners: Reseller Partners that white label our products while providing value-added services to their clients (our indirect clients) and Referral Partners that provide us with client leads but do not resell our solutions.

As of December 31, 2024, Asure had more than 100,000 clients, with approximately 20% direct and the remaining clients indirect who have contracts with Reseller Partners.

We plan to continue to enhance our products and technologies by leveraging the latest technology stack, Robotic Process Automation (“RPA”), artificial intelligence (“AI”), and development partnerships. We expect that our expanded investment in product, engineering, SaaS hosting, mobile and hardware technologies will lay the groundwork for broader market opportunities and represent a key aspect of our competitive differentiation. We also plan to expand our technological resources through organic improvements and acquired intellectual property. We expect to continue to expand the breadth of integration between our solutions, allowing direct clients and our Reseller Partners the ability to easily add and implement components across our entire solution set. Our initiatives include providing our customers with more accurate and efficient automation powered by an informed knowledge base. Consistent with that effort, our engineering team utilizes an AI development Copilot to increase their productivity and efficiency. Our operations team utilizes a digital assistant to allow for a more efficient and accurate way to automate repetitive tasks, which we believe will free up our time for more strategic work and reducing the risk of errors. We are committed to providing the best-in-class solutions.

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

Asure has several forms of revenue that result from our business model:

Software-as-a-service revenue is generated when clients utilize our product suite for their recurring human resource needs—primarily payroll, tax, recruiting, HR compliance, time and attendance, insurance and benefits administration and AsureMarketplace™. This also contains revenue generated from quarterly and annual reporting requirements to local, state and federal regulatory agencies. Examples include Form W-2 and reporting mandated by the ACA.

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
2024 Highlights (in thousands)

•Consolidated revenue of $119,792 for 2024, representing a 1% increase over revenue in 2023.

•Recurring revenue of $114,471 for 2024, representing a 15% increase over recurring revenue in 2023.

•Net loss of $11,773 for 2024, an increase of $2,559 from prior year loss of $9,214.

•Gross profit of $82,107 for 2024 versus $85,537 in 2023.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in our Consolidated Statements of Comprehensive Loss:

	Year Ended December 31,
	2024	2023
Revenues	100%	100%
Gross profit	69%	72%
Sales and marketing	24%	24%
General and administrative	34%	33%
Research and development	7%	6%
Amortization of intangible assets	14%	11%
Total operating expenses	78%	74%
Interest Income	1%	1%
Interest expense	(1)%	(5)%
Loss on extinguishment of debt	—%	(1)%
Other (expense) income, net	—%	—%
Loss from operations before income taxes	(9)%	(8)%
Net loss	(10)%	(8)%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 96% of total revenue in the year ended 2024, compared to 84% in 2023.

Our revenue was derived from the following sources (in thousands):

	Year Ended December 31,		Variance
	2024	2023	$	%
Recurring	$114,471	$99,734	$14,737	15%
Professional services, hardware and other	5,321	19,348	(14,027)	(72)%
Total	$119,792	$119,082	$710	1%

Recurring Revenues

Recurring revenues include fees for our payroll and tax management, recruiting services, HR compliance, time and labor management, insurance and benefits administration, AsureMarketplace™ and other Asure solutions as well as fees charged for form filings and delivery of client payroll checks and reports. These revenues are derived from fixed amounts charged per billing period and sometimes an additional fee per employee or transaction processed. We do not require clients to enter into long-term contractual commitments for our services. Our billing period varies by client based on when each client pays its employees, which may be weekly, bi-weekly, semi-monthly or monthly. We also generate recurring revenues from our Reseller Partners that license our solutions. Because recurring revenues are based, in part, on fees for use of our applications and the delivery of checks and reports that are levied on a per-employee basis, our recurring revenues increase as our clients hire more employees. Recurring revenues are recognized in the period services are rendered.

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

Recurring revenue for the year ended December 31, 2024, was $114,471, an increase of $14,737, or 15%, from $99,734 for the year ended December 31, 2023. The increase is primarily due to an increase of approximately $8,718 in acquisition related revenue and an increase of $4,323 for new multi-year licensing agreements with larger employers finalized during the year.

Professional Services, Hardware and Other Revenues

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products as well as ERTC revenues that are transactional in nature.

Professional services, hardware and other revenue decreased by $14,027, or 72%, for the year ended December 31, 2024, from the similar period in 2023, primarily due to the discontinuation of non-recurring ERTC revenues.

ERTC revenues were originally expected to expire during 2024 and 2025; however, subsequent legislation impacted revenues and cash collections during 2024 and is expected to continue in 2025. For example, in January 2024, the United States House of Representatives passed the Tax Relief for American Families Act of 2024, which sets an expiration date of January 31, 2024, on additional claims for ERTC that can potentially apply retroactively. In September 2023, the IRS announced a moratorium through the end of the year on processing new ERTC claims due to concerns over questionable or fraudulent claims. During 2024, the IRS issued multiple releases announcing they had resumed processing of ERTC claims, additionally indicating that most claims are being approved. Refer to “Risk Factors” in Part I, 1A. for more information about risks related to our ERTC business.

Our total customer base is widely spread across industries and sizes. Geographically, we sell our products primarily in the United States.

In addition to continuing to develop our workforce solutions and release of new software updates and enhancements, we continue to actively explore other opportunities to acquire additional products or technologies to complement our current software and services.

Gross Profit and Gross Margin

Consolidated gross profit for the year ended December 31, 2024, was $82,107, a decrease of $3,430, or 4%, from $85,537 for the year ended December 31, 2023. Gross margin as a percentage of revenue was 69% for the year ended December 31, 2024, as compared to 72% for the year ended December 31, 2023. The decrease is primarily attributable to the decrease in revenue in higher margin revenue streams.

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

Sales and marketing expenses for the year ended December 31, 2024, were $28,316, a decrease of $418, or 1%, from $28,734 for the year ended December 31, 2023, primarily due to an increase in direct sales personnel offset by decreases resulting from reduced ERTC revenues. Sales and marketing expenses as a percentage of revenue remained flat at 24% for the year ended December 31, 2024 and 2023.

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

General and administrative expenses for the year ended December 31, 2024, were $40,499, an increase of $1,166, or 3%, from $39,333 for the year ended December 31, 2023, primarily attributable to an increase in personnel costs from higher healthcare premiums and an increase in share-based compensation. General and administrative expenses as a percentage of revenue increased to 34% for the year ended December 31, 2024, from 33% for the same period in 2023.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the year ended December 31, 2024, were $7,807, an increase of $961, or 14%, from $6,846 for the year ended December 31, 2023. The increase in R&D expense is primarily attributable to an increase in personnel costs from higher wages and contractor usage, partially offset by an increase in capitalized software expenses driven by continued investments in development of our products. R&D expenses as a percentage of revenues increased to 7% for the year ended December 31, 2024, from 6% for the same period in 2023.

Amortization of Intangible Assets

Amortization expense in operating expenses for the year ended December 31, 2024, was $16,222, an increase of $2,599, or 19%, from $13,623 for the year ended December 31, 2023. The increase in Amortization expense is primarily attributable to increased acquisition activity compared to the prior year. Amortization expense as a percentage of revenue was 14% for the year ended December 31, 2024, from 11% for the same period in 2023.

Interest Income and Expense

Interest income for the year ended December 31, 2024, was $913 compared to interest income of $1,342 for the year ended December 31, 2023. Interest income as a percentage of revenue remained flat at 1% for the years ended December 31, 2024 and 2023. Interest expense for the year ended December 31, 2024, was $1,024 compared to interest expense of $5,639 for the year ended December 31, 2023. The decrease in interest expense, net relative to the prior year is primarily attributable to our payoff of the outstanding debt under the credit facility with Structural Capital Investments III LP (“Structural Capital”) in 2023. Interest expense as a percentage of revenue was 1% for the year ended December 31, 2024, compared to 5% for the year ended December 31, 2023. Interest expenses for the years ended December 31, 2024 and 2023, are composed primarily of interest expense on notes payable.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the year ended December 31, 2024, was $0 compared to a loss of $1,517 for the year ended December 31, 2023. There was no loss on extinguishment of debt for the year ended December 31, 2024, compared to 1% of revenue for the year ended December 31, 2023. For the year ended December 31, 2023, the amount in loss on extinguishment of debt consisted of loss recognized as a result of the termination of our credit facility with Structural Capital.

Other (Expense) Income, Net

Other (expense) income, net for the year ended December 31, 2024, was an expense of $8 compared to income of $292 for the year ended December 31, 2023. Other (expense) income, net as a percentage of revenue was negligible for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the amounts in other (expense) income, net primarily consisted of bank fees. For the year ended December 31, 2023, the amounts in other (expense) income, net primarily consisted of losses on disposal of assets.

Income Taxes

For the year ended December 31, 2024 and 2023, we recorded an income tax expense attributable to continuing operations of $933 and $109, respectively, an increase of $824.

Loss From Operations

We incurred a loss from operations of $11,773, or $(0.45) per share, during the year ended December 31, 2024, compared to a loss from operations of $9,214, or $(0.42) per share, during the year ended December 31, 2023. Loss from operations as a percentage of total revenues was 10% and 8% for the years ended December 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	December 31, 2024	December 31, 2023
Cash and cash equivalents(1)	$21,425	$30,317
(1)This balance excludes cash and cash equivalents in funds held for clients

Working Capital. We had working capital of $13,641 at December 31, 2024, a decrease of $12,239 from working capital of $25,880 at December 31, 2023. Working capital as of December 31, 2024 and 2023, includes $8,363 and $6,853 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $9,388 for the year ended December 31, 2024, was driven by non-cash adjustments to our net loss of approximately $28,940, primarily due to depreciation and amortization. Net cash provided by operating activities of $18,900 for the year ended December 31, 2023, was driven by non-cash adjustments to our net loss of approximately $29,530, primarily due to depreciation and amortization, offset by our net loss of $9,214. For the year ended December 31, 2023, changes in operating assets and liabilities resulted in a use of $1,416 in cash.

Investing Activities. Net cash used in investing activities of $19,256 for the year ended December 31, 2024, is primarily due to purchases of available-for-sale securities of $15,643, partially offset by proceeds from sales and maturities of available-for-sale securities of $20,522. Net cash used in investing activities of $29,525 for the year ended December 31, 2023, is primarily due to the purchase of available-for-sale securities of $27,647, partially offset by proceeds from sales and maturities of available-for-sale securities of $14,385.

Financing Activities. Net cash used in financing activities was $22,042 for the year ended December 31, 2024, which primarily consisted of a net decrease in client fund obligations of $26,342, offset by proceeds from notes payable, net of issuance costs of $4,995. Net cash provided by financing activities was $24,205 for the year ended December 31, 2023, which primarily consisted of net proceeds from the issuance of common stock of $46,800, a net increase in client fund obligations of $13,931, offset by payments of notes payable of $35,627.

On October 31, 2024, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”). The Sales Agreement provides for the offer and sale of up to $25,000 of our newly issued common stock, from time to time through an “at the market offering” program. We will specify the parameters for the sale of the shares of common stock, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We may offer and sell up to $25,000 of shares of common stock pursuant to the Sales Agreement. Actual sales of common stock under the Sales Agreement will depend on a variety of factors including, among other things, market conditions, the trading price of the Common Stock and potential funding needs. As a result, the full amount of capital may not be fully realized. We intend to use the net proceeds from these at-market offerings, if any, for general corporate purposes. Our general corporate purposes include, but are not limited to, repayment or refinancing of debt, capital expenditures, funding possible acquisitions, working capital and satisfaction of other obligations. As of December 31, 2024, there are $25,000 of shares of common stock available for issuance under this acquisition shelf registration statement.

On September 12, 2023, we terminated the Loan and Security Agreement (the “Loan Agreement”) dated September 10, 2021, with Structural Capital, and Ocean II PLO LLC, as administrative and collateral agent for the Lenders (“Agent”), and repaid the secured promissory note (the “Note”) with Agent evidencing our obligations under the Loan Agreement. In connection with the termination, we paid an aggregate amount of $30,927 (the “Payoff Amount”) in full payment of the outstanding obligations under the Loan Agreement and Note. The Payoff Amount represented $30,617 of outstanding principal and interest on the unpaid principal balance, a prepayment fee in the amount of $306 and an immaterial amount of fees and other expenses due to Agent.

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

We also have an outstanding promissory note with an unrelated third party intended to fund future acquisitions and for general working capital purposes from November 2024 in the amount of $5,000 as of December 31, 2024. The outstanding promissory note matures on November 1, 2025.

As of December 31, 2024, we have five promissory notes related to acquisitions that occurred during 2024 and prior years with a combined outstanding principal balance of $9,943 and maturity dates ranging from October 1, 2025 to July 1, 2029.

Sources of Liquidity. As of December 31, 2024, our principal sources of liquidity consisted of approximately $21,425 of cash, cash equivalents and restricted cash, and cash generated from operations of our business over twelve months.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. However, we believe to have sufficient liquidity as of December 31, 2024, to support our business operations for the next 12 months. We may need to raise additional capital in the future in order to grow our existing software operations and to seem additional strategic acquisitions in the near future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all.

CRITICAL ACCOUNTING ESTIMATES

We have prepared our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles and included the accounts of our wholly owned subsidiaries. Preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting estimates as those which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. Based on this definition, we have identified the critical accounting estimates addressed below.

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

Valuation of Acquired Assets and Goodwill

Description

Identifiable intangible assets and goodwill obtained during business combination transactions are recognized based on the relative and absolute fair values of acquired assets and the excess of purchase price over that value. Intangible assets and goodwill are tested annual for impairment or more frequently when an event or circumstance indicates that they might be impaired.

Judgements and Uncertainties

During business combination transactions, we use the fair value of acquired identifiable intangible assets to allocate purchase price among acquired assets and determine the excess of purchase price to be recognized as goodwill. Valuation of acquired identifiable intangible assets entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the continuation of customer relationships and renewal of customer contracts.

Sensitivity of Estimate to Change

While we believe we have made reasonable estimates and assumptions to calculate the fair value of acquired intangible assets and goodwill, it is possible that a material difference could occur. If actual results are not consistent with the estimates and assumptions used to calculate fair value, it could result in a significant change to the assessment of fair value for intangible assets and goodwill and thus result in material impairment losses.

We completed our annual impairment assessments of long-lived assets and goodwill as of December 31, 2024, and determined that there was no impairment of either class of assets.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Asure Software, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 6, 2025, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

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

Los Angeles, California
March 6, 2025

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$21,425	$30,317
Accounts receivable, net of allowance for credit losses of $6,328 and $4,787 at December 31, 2024, and December 31, 2023, respectively	18,154	14,202
Inventory	195	155
Prepaid expenses and other current assets	4,888	3,471
Total current assets before funds held for clients	44,662	48,145
Funds held for clients	192,615	219,075
Total current assets	237,277	267,220
Property and equipment, net	19,669	14,517
Goodwill	94,724	86,011
Intangible assets, net	69,114	62,082
Operating lease assets, net	4,041	4,991
Other assets, net	11,813	9,047
Total assets	$436,638	$443,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$7,008	$27
Accounts payable	1,364	2,570
Accrued compensation and benefits	4,485	6,519
Operating lease liabilities, current	1,438	1,490
Other accrued liabilities	6,600	3,862
Deferred revenue	8,363	6,853
Total current liabilities before client fund obligations	29,258	21,321
Client fund obligations	194,378	220,019
Total current liabilities	223,636	241,340
Long-term liabilities:
Deferred revenue	3,430	16
Deferred tax liability	2,612	1,728
Notes payable, net of current portion	5,709	4,282
Operating lease liabilities, noncurrent	3,578	4,638
Other liabilities	358	209
Total long-term liabilities	15,687	10,873
Total liabilities	239,323	252,213
Commitments and contingencies - Note 8
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 26,671 and 25,382 shares issued, 26,671 and 24,998 shares outstanding at December 31, 2024, and December 31, 2023, respectively	267	254
Treasury stock at cost, zero(1) and 384 shares at December 31, 2024, and December 31, 2023, respectively	—	(5,017)
Additional paid-in capital	504,849	487,973
Accumulated deficit	(307,226)	(290,440)
Accumulated other comprehensive loss	(575)	(1,115)
Total stockholders’ equity	197,315	191,655
Total liabilities and stockholders’ equity	$436,638	$443,868
 (1) The aggregate Treasury stock of prior repurchases of our own common stock was retired and subsequently issued effective January 1, 2024. See the Consolidated
Statement of Changes in Stockholders’ Equity for the impact of this transaction.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenue:
Recurring	$114,471	$99,734
Professional services, hardware and other	5,321	19,348
Total revenue	119,792	119,082
Cost of sales	37,685	33,545
Gross profit	82,107	85,537
Operating expenses:
Sales and marketing	28,316	28,734
General and administrative	40,499	39,333
Research and development	7,807	6,846
Amortization of intangible assets	16,222	13,623
Total operating expenses	92,844	88,536
Loss from operations	(10,737)	(2,999)
Interest income	913	1,342
Interest expense	(1,024)	(5,639)
Loss on extinguishment of debt	—	(1,517)
Other income (expense), net	8	(292)
Loss from operations before income taxes	(10,840)	(9,105)
Income tax expense	933	109
Net loss	(11,773)	(9,214)
Other comprehensive income:
Unrealized gain on marketable securities	540	1,368
Comprehensive loss	$(11,233)	$(7,846)

Basic and diluted loss per share
Basic	$(0.45)	$(0.42)
Diluted	$(0.45)	$(0.42)

Weighted average basic and diluted shares
Basic	26,054	22,138
Diluted	26,054	22,138

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	20,244	$206	$(5,017)	$433,586	$(281,226)	$(2,483)	$145,066
Stock issued upon option exercise and vesting of restricted stock units	604	6	—	3,014	—	—	3,020
Stock issued, ESPP	103	1	—	539	—	—	540
Shares issued, net of issuance costs	4,047	41	—	45,404	—	—	45,445
Share based compensation	—	—	—	5,430	—	—	5,430
Net loss	—	—	—	—	(9,214)	—	(9,214)
Other comprehensive income	—	—	—	—	—	1,368	1,368
Balance at December 31, 2023	24,998	$254	$(5,017)	$487,973	$(290,440)	$(1,115)	$191,655

Stock issued upon option exercise and vesting of restricted stock units	532	6	—	688	—	—	694
Stock issued, ESPP	116	1	—	675	—	—	676
Stock issued for acquisitions	1,025	10	—	9,069	—	—	9,079
Share based compensation	—	—	—	6,444		—	6,444
Retirement and reissuance of treasury shares	—	(4)	5,017	—	(5,013)	—	—
Net loss	—	—	—	—	(11,773)	—	(11,773)
Other comprehensive income	—	—	—	—	—	540	540
Balance at December 31, 2024	26,671	$267	$—	$504,849	$(307,226)	$(575)	$197,315

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,773)	$(9,214)
Adjustments to reconcile loss to net cash provided by operations:
Depreciation and amortization	22,142	19,135
Amortization of operating lease assets	1,386	1,481
Amortization of debt financing costs and discount	726	820
Non-cash interest expense	298	1,471
Net accretion of discounts and amortization of premiums on available-for-sale securities	(377)	(119)
Provision for expected losses	46	2,047
Provision for deferred income taxes	884	225
Loss on extinguishment of debt	—	990
Net realized gains on sales of available-for-sale securities	(2,609)	(2,257)
Share-based compensation	6,444	5,430
Loss on disposals of long-term assets	—	132
Change in fair value of contingent purchase consideration	—	175
Changes in operating assets and liabilities:
Accounts receivable	(3,998)	(4,126)
Inventory	(41)	97
Prepaid expenses and other assets	(1,886)	5,101
Operating lease right-of-use assets	—	546
Accounts payable	(1,206)	376
Accrued expenses and other long-term obligations	(1,103)	87
Operating lease liabilities	(1,555)	(1,118)
Deferred revenue	2,010	(2,379)
Net cash provided by operating activities	9,388	18,900
Cash flows from investing activities:
Acquisition of intangible assets	(13,256)	(7,651)
Purchases of property and equipment	(692)	(1,585)
Software capitalization costs	(10,187)	(7,027)
Purchases of available-for-sale securities	(15,643)	(27,647)
Proceeds from sales and maturities of available-for-sale securities	20,522	14,385
Net cash used in investing activities	(19,256)	(29,525)
Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	4,995	—
Payments of notes payable	(420)	(35,627)
Debt extinguishment costs	—	(250)
Net proceeds from issuance of common stock	1,370	46,800
Capital raise fees	(132)	(338)
Payments made on amounts due for the acquisition of intangibles	(1,513)	(311)
Net change in client fund obligations	(26,342)	13,931
Net cash provided by (used in) financing activities	(22,042)	24,205
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(31,910)	13,580
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	177,622	164,042
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$145,712	$177,622

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2024	2023
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$21,425	$30,317
Restricted cash and restricted cash equivalents included in funds held for clients	124,287	147,305
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$145,712	$177,622

Supplemental information:
Cash paid for interest	$—	$3,140
Cash paid for income taxes	$18	$432

Non-cash investing and financing activities:
Acquisition of intangible assets	$5,338	$357
Notes payable issued for acquisitions	$3,107	$1,209
Shares issued for acquisitions	$9,125	$2,543

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees in order to enhance their relationships with their talent. Asure’s HCM suite (“Asure HCM”) includes Payroll & Tax solutions, Recruiting, HR compliance and services, Time & Attendance software, Insurance and Benefits Administration, and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions, which we refer to as AsureMarketplace™. AsureMarketplace™ automates interactions between our HCM systems with third-party providers to enhance efficiency, improve accuracy and to extend the range of services offered to employers and their employees. Our approach to HR compliance services leverages technology and on-demand content to enhance scalability and efficiency while prioritizing client interactions. We offer our services directly and indirectly through our network of Reseller Partners.

We strive to be the most trusted HCM resource. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle. The Asure HCM suite includes seven product lines: Asure Payroll & Tax, Asure Tax Management Solutions, AsureRecruiting™, Asure HR Compliance, Asure Time & Attendance, Asure Insurance and Benefits Administration, and AsureMarketplace™.

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas, and from our processing hubs in Alabama, California, Florida, New Jersey, New York, North Carolina, Ohio, South Dakota, Tennessee, and Vermont.
PRINCIPLES OF CONSOLIDATION

We have prepared our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have included the accounts of our wholly owned subsidiaries. We have eliminated all intercompany transactions and balances in consolidation.

REPORTABLE SEGMENTS

Our chief operating decision maker is our Chairman and Chief Executive Officer, Patrick Goepel, who reviews financial information presented on a company-wide basis. Thus, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, we determined that we have a single reportable segment that primarily derives its revenue in the United States by providing payroll services to customers.

USE OF ESTIMATES

Preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments. The more significant estimates made by management include the useful lives of customer-related long-lived assets and the fair value of assets acquired and liabilities assumed during business acquisitions. We base our estimates on historical experience and on various other assumptions management believes reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions.

CONTINGENCIES

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2024, we were not currently a party to any material legal proceedings.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses for interim and annual periods. In addition, the standard requires public entities that have a single reportable segment to provide all the disclosures required by the standard and all existing segment disclosures in Topic 280. The standard is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We adopted this standard for the annual period ending December 31, 2024, and for interim periods thereafter. This guidance did not have an impact on our financial position, results of operations, or cash flows, although it did result in expanded reportable disclosures. See Note 12 — Segment Information in the accompanying notes to the consolidated financial statements for further detail.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

We consider all highly liquid investments with maturities of 90 days or less to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Restricted cash consists of cash balances which are restricted as to withdrawal or usage. As of December 31, 2024, we had no restricted cash.

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

FUNDS HELD FOR CLIENTS

Funds held for clients represent assets that are held for the purpose of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services and are classified as client fund obligations on our Consolidated Balance Sheets. Funds held for clients are held in demand deposit or brokerage accounts at financial institutions and are classified as a current asset on our Consolidated Balance Sheets.

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

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents are deposited at various area banks, which at times may exceed federally insured limits. We monitor the viability of the banking institutions carrying our assets on a regular basis and have the ability to transfer cash to various institutions during times of risk. We have not experienced any losses related to these cash balances and believe our credit risk to be minimal.

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

We maintain an allowance for credit losses at an amount we estimate to be sufficient to provide adequate protection against credit losses resulting from extending credit to our customers. We base this allowance and our expected credit loss estimates, in the aggregate, on historical collection experience, age of receivables, general economic conditions and reasonable and supportable forecasts concerning the future. The allowance for credit losses also considers the need for specific customer reserves based on the customer’s payment experience, credit worthiness and age of receivable balances. Our bad debts have been within management expectations. Refer to Note 8 - Contracts with Customers and Revenue Concentration for details on our accounts receivable and allowance for credit losses.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the year ended December 31, 2024.

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

REVENUE RECOGNITION

Our revenue primarily consists of SaaS offerings and income from investments made from funds held for clients. Collectively, the SaaS offerings are referred to as “Asure HCM”, consisting of Payroll & Tax solutions, Recruiting, HR compliance and services, Time & Attendance software, Insurance and Benefits Administration, and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions. We also provide support for processing and filing Employee Retention Tax credits and other professional services as part of our Tax solutions. Furthermore, our Time & Attendance software can be provided in the form of a software subscription license arrangement, that typically includes hardware, maintenance/support, and professional services. We recognize revenue on an output basis when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We determine standalone selling prices based on the amount that we believe the market is willing to pay determined through historical analysis of sales data as well as through use of the residual approach when we can estimate the standalone selling price for one or more, but not all, of the promised goods or services.

The terms of our contracts with customers range from month-to-month for some Asure HCM direct clients to longer terms ranging from one to five years, most of which are renewable for successive terms. A typical SaaS/software subscription arrangement will also include hardware, setup and implementation services. Revenue allocated to the SaaS/software subscription performance obligations are typically considered a series of distinct services and therefore recognized over time using an output-based ratable recognition method as the clients simultaneously consume the benefit of our services as they are performed. The revenue from these services is reported as Recurring revenue on the Consolidated Statement of Comprehensive Loss. In certain circumstances, payments related to our SaaS/software subscription performance obligations can be up-front or in arrears for the period during which the revenue is recognized and would create a contract liability or contract asset balance, respectively. Revenue allocated to other performance obligations included in the arrangement and further details on our associated contract balances are measured and recognized as outlined below.

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

Our payment terms vary by the type of customer and the customer’s payment history and the products or services offered. Due to the current political climate related to ERTC, including pending and anticipated changes to ERTC, there is a risk that we may not collect on some of our outstanding percentage of recovery ERTC receivables. The term between invoicing and when payment is due is not significant and as such our contracts do not include a significant financing component. The transaction prices of our contracts primarily do not include consideration amounts that are variable and do not include noncash consideration. In the event that variable consideration exists, management estimates the amount of variable consideration to the extent to prevent a material reversal of revenue in a future period.

Contract assets include both costs to obtain and fulfill contracts with customers. Costs to obtain a contract primarily result from commissions directly related to the acquisition of a new contract when it is expected that the future economic benefit of that contract will last longer than one year. Costs to obtain a contract are recognized as an expense on a straight-line basis over the expected customer relationships period. Costs to fulfill are costs that are specifically identifiable to a contract, create or enhance the resources we will use to satisfy our existing performance obligations and are expected to be recovered. Costs incurred to develop and/or implement customers onto our solutions primarily relate to compensation and compensation-related costs and are recognized as an expense on a straight-line basis over the expected customer relationship period.

We have estimated the expected customer relationship period to be eight years. We use historical client retention statistics to derive the period over which we transfer our services to the customer.

Contract liabilities, or deferred revenue, includes amounts invoiced to customers in excess of revenue we recognize, and is comprised of deferred SaaS/software, HaaS, Maintenance and support, and Professional services revenue. We recognize deferred revenue when we complete the service and over the terms of the arrangements, primarily ranging from one to five years or over the term of the arrangement using the same output-based revenue recognition method associated with the applicable performance obligation of the contract.

ADVERTISING COSTS

We expense advertising costs as we incur them. Advertising expenses were $1,991 and $1,792 for the years ended December 31, 2024 and 2023, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Loss.

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

NOTE 2 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2024

Business Combinations

Effective July 11, 2024, we purchased substantially all the assets of an applicant tracking technology company based out of South Dakota for an innovative hiring solution designed to streamline the recruitment process for businesses. This strategic acquisition reinforces Asure’s commitment to delivering comprehensive, user-friendly tools that simplify people management. The aggregate purchase price paid for the business was $15,162, consisting of $7,900 paid in cash on hand, $3,000 in the form of a promissory note ($1,716 net of discount), and 525 shares of Asure common stock, which had a fair value of $4,262 on the day of acquisition. As of December 31, 2024, the promissory note had an outstanding principal balance of $3,000 and matures on July 1, 2029.

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

The remaining $8,713 of excess purchase consideration was allocated to goodwill, which is generally expected to be deductible for tax purposes. This represents the knowledge and experience of the employees retained as part of the transaction as well as the synergies and economies of scale expected from expanding the Midwest operating region to a national scale.

The operations included in our financial statements for the year ended December 31, 2024, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2023, are immaterial to the consolidated financial statements and have been excluded.

Asset Acquisitions

During the year ended December 31, 2024, we completed eleven customer relationship asset acquisitions. The total purchase price of these acquisitions was $14,049, which consisted of $5,842 of cash paid during the year ended December 31, 2024, $1,958 of cash to be paid over the next 12 months, the delivery of promissory notes in the amount of $1,386, net of discounts, and the delivery of 500 shares of Asure common stock, which had an aggregate fair value of $4,863 at the acquisition dates. The purchase price for certain acquisitions is subject to adjustments for contingent events to be resolved primarily over the next one to three years, including revenue generated from the acquired assets. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years. As of December 31, 2024, the outstanding principal balance of the promissory notes for these acquisitions was $1,663.

2023
During the year ended December 31, 2023, we completed four customer relationship asset acquisitions. The total purchase price of these acquisitions was $9,705, which consisted of $7,887 of cash paid during the year ended December 31, 2023, $609 of cash paid during the year ended December 31, 2024, and the delivery of a promissory note in the amount of $1,209, net of discounts. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years. As of December 31, 2024, the outstanding principal balance of the promissory note for these acquisitions was $1,500.

2021

In September 2021, we acquired certain assets of a payroll business, which were used to provide payroll processing services. In connection with the acquisition, there was an outstanding promissory note payable. The promissory note also includes contingent consideration for which we calculated the final value to be $587. The contingent consideration was added as an increase to the principal balance due on the promissory note during the second quarter of 2023. As of December 31, 2024, the promissory note had an outstanding balance of $3,780 and matures on September 30, 2026.

NOTE 3 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

ASC 820 “Fair Value Measurement” (ASC 820) defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, and December 31, 2023, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Funds held for clients
Money market funds	$8,105	$8,105	$—	$—
Available-for-sale securities	68,328	—	68,328	—
Total	$76,433	$8,105	$68,328	$—

December 31, 2023
Assets:
Funds held for clients
Money market funds	$3,431	$3,431	$—	$—
Available-for-sale securities	71,770	—	71,770	—
Total	$75,201	$3,431	$71,770	$—

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
December 31, 2024
Restricted cash equivalents	$8,115	$—	$(10)	$8,105
Available-for-sale securities:
Certificates of deposit	—	—	—	—
Corporate debt securities	63,253	164	(619)	62,798
Municipal bonds	3,194	—	(104)	3,090
U.S. Government agency securities	2,449	6	(15)	2,440
Total available-for-sale securities	68,896	170	(738)	68,328

Total(2)	$77,011	$170	$(748)	$76,433

December 31, 2023
Restricted cash equivalents	$3,447	$—	$(16)	$3,431
Available-for-sale securities:
Certificates of deposit	845	2	(1)	846
Corporate debt securities	67,277	258	(1,090)	66,445
Municipal bonds	4,251	—	(239)	4,012
U.S. Government agency securities	500	—	(33)	467
Total available-for-sale securities	72,873	260	(1,363)	71,770

Total(2)	$76,320	$260	$(1,379)	$75,201

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of December 31, 2024, and December 31, 2023, there were 45 and 54 securities, respectively, in an unrealized gain position and there were 89 and 113 securities in an unrealized loss position, respectively. As of December 31, 2024, these unrealized losses were less than $38 individually and $738 in the aggregate. As of December 31, 2023, these unrealized losses were less than $61 individually and $1,363 in the aggregate. We invest in high quality securities with roughly 64% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. We have no material individual securities that have been in a continuous unrealized loss position greater than twelve months. We do not intend to sell these investments, and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At December 31, 2024, and December 31, 2023, none of these securities were classified as cash and cash equivalents on the accompanying Consolidated Balance Sheets.

Funds held for clients represent assets that we have classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	2024	2023
Restricted cash and cash equivalents held to satisfy client funds obligations	$124,287	$147,305
Restricted short-term marketable securities held to satisfy client funds obligations	5,273	10,042
Restricted long-term marketable securities held to satisfy client funds obligations	63,055	61,728
Total funds held for clients	$192,615	$219,075

Expected maturities of available-for-sale securities as of December 31, 2024, are as follows (in thousands):

One year or less	$5,273
After one year through five years	63,055
$68,328

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2024 and 2023, consisted of the following (in thousands):

	Estimated Useful Life (in years)	2024	2023
Furniture and equipment	2 to 5	$8,273	$7,950
Software development costs	3	31,305	25,242
Software	2 to 5	3,063	2,808
Leasehold improvements	2 to 5	2,595	2,516
Gross property and equipment		45,236	38,516
Less: accumulated depreciation and amortization		(25,567)	(23,999)
Property and equipment, net		$19,669	$14,517

We record the depreciation and amortization of our property and equipment as depreciation expense on our Consolidated Statements of Comprehensive Loss. We record depreciation expenses using the straight-line method over the estimated useful lives of the assets, as noted above. Depreciation and amortization expenses relating to property and equipment were $5,720 and $5,094 for the years ended December 31, 2024 and 2023, respectively.

We acquired software development costs from prior acquisitions and we continue to invest in software development. We are developing products which we intend to offer utilizing software as-a-service (“SaaS”). We follow the guidance of ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, for development costs related to these new products. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are generally expensed as incurred except for significant upgrades and enhancements. Capitalized software costs are amortized over the software’s estimated useful life, which management has determined to be three years. During the years ended December 31, 2024 and 2023, we capitalized $10,187 and $7,027 of software development costs, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	2023	Acquisitions	2024
Goodwill	$86,011	$8,713	$94,724

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of December 31, 2024, there has been no impairment of goodwill based on the qualitative assessments we have performed.

Gross Intangible Assets	2023	Acquisitions	2024
Customer relationships	$127,843	$20,254	$148,097
Developed technology	12,001	3,200	15,201
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
	$141,756	$23,454	$165,210

The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2024 and 2023, are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
December 31, 2024
Customer relationships	8.6	$148,097	$(83,074)	$65,023
Developed technology	6.5	15,201	(11,201)	4,000
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(941)	91
	8.3	$165,210	$(96,096)	$69,114

December 31, 2023
Customer relationships	8.5	$127,843	$(67,165)	$60,678
Developed technology	6.9	12,001	(10,701)	1,300
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(928)	104
	8.4	$141,756	$(79,674)	$62,082

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in operating expenses were $16,222 and $13,623 for the years ended December 31, 2024 and 2023, respectively. Amortization expenses recorded in cost of sales were $200 and $418 for the years ended December 31, 2024 and 2023, respectively. There was no impairment of intangibles during the year ended December 31, 2024, based on the qualitative assessment we performed. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2024 (in thousands):

2025	$16,897
2026	13,802
2027	11,607
2028	10,162
2029	7,999
Thereafter	8,647
$69,114

NOTE 6 - NOTES PAYABLE

The following table summarizes our gross outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	December 31, 2024	December 31, 2023
Notes Payable – Acquisitions(1)	10/01/25 - 07/01/29	2.00% - 5.00%	$9,943	$5,700
Notes Payable – Other	11/01/25	10.00%	5,000	—
Total Notes Payable			$14,943	$5,700
(1)See Note 2 — Business Combinations and Asset Acquisitions for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
December 31, 2024
Current portion of notes payable	$7,578	$(570)	$7,008
Notes payable, net of current portion	7,365	(1,656)	5,709
Total	$14,943	$(2,226)	$12,717

December 31, 2023
Current portion of notes payable	$420	$(393)	$27
Notes payable, net of current portion	5,280	(998)	4,282
Total	$5,700	$(1,391)	$4,309

The following table summarizes the future principal payments related to our outstanding debt as of December 31, 2024 (in thousands):

2025	$7,578
2026	4,365
2027	—
2028	—
2029	3,000
Total	$14,943

Notes Payable - Acquisitions

As of December 31, 2024, we have five promissory notes related to acquisitions that occurred during 2024 and prior years with a combined outstanding principal balance of $9,943 and maturity dates ranging from October 1, 2025 to July 1, 2029. See Note 2 — Business Combinations and Asset Acquisitions for further discussion regarding the issuance of notes payable related to acquisitions.

Notes Payable - Other

In November 2024, we delivered a promissory note to an unrelated third party in exchange for cash. As of December 31, 2024, the promissory note had an outstanding principal balance of $5,000 and matures on November 1, 2025.

Senior Credit Facility with Structural Capital Investments III, LP

On September 12, 2023, we terminated the Loan and Security Agreement (the “Loan Agreement”), among the Company, Structural Capital Investments III, LP (“Structural” and together with the other lenders that were parties thereto, the “Lenders”), and Ocean II PLO LLC, as administrative and collateral agent for the Lender and repaid the outstanding balance on the secured promissory note issued under the Loan Agreement (the “Note”). In connection with the termination, we paid the Agent for the benefit of the Lenders an aggregate amount of $30,927 (the “Payoff Amount”) in full payment of our outstanding obligations under the Loan Agreement. The Payoff Amount represented $30,617 of outstanding principal and interest on the unpaid principal balance, a 1.0% prepayment fee in the amount of $306 and $5 for the accrued non-utilization fee and lender expenses associated with the extinguishment. As of December 31, 2024, there are no further amounts due or owing under the Facility.

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

NOTE 7 - CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $6,328, were $18,154 at December 31, 2024. Receivables from contracts with customers, net of allowance for credit losses of $4,787, were $14,202 at December 31, 2023. We had a provision for expected losses of $46, write-offs charged against the allowance for credit losses of $68, and recoveries on previously written off receivables of $1,563 during the year ended December 31, 2024. We had a provision for expected losses of $2,047, write-offs charged against the allowance for credit losses of $735, and recoveries on previously written off receivables of $227 during the year ended December 31, 2023. No customers represented more than 10% of our net accounts receivable balance as of December 31, 2024 and 2023.

Contract Assets

Costs to Fulfill Contracts

Contract assets from contracts with customers were $1,712 at December 31, 2024, with no balance at December 31, 2023. The establishment of contract assets during the year ended December 31, 2024, is due to new multi-year arrangements that began in 2024.

Costs to Obtain Contracts

Deferred commission costs from contracts with customers were $12,351 and $10,302 at December 31, 2024, and December 31, 2023, respectively. The amount of amortization recognized for the years ended December 31, 2024, and December 31, 2023, was $2,568 and $2,803, respectively.

Deferred Revenue

During the years ended December 31, 2024 and 2023, revenue of $6,626 and $7,488, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2024, approximately $79,095 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 32% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

During the year ended December 31, 2024, various multi-year arrangements were finalized primarily driving the increase in our deferred revenue balances as of December 31, 2024, compared to December 31, 2023. The arrangement is also driving the decrease in our transaction price estimated to be recognized during the next 12 months from 87% as of December 31, 2023, to 32% as of December 31, 2024.

Revenue Concentration

During the years ended December 31, 2024 and 2023, there were no customers that individually represented 10% or more of consolidated revenue.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into office space lease agreements, which qualify as operating leases under ASU No. 2016-02, “Leases (Topic 842)”. Under such leases, we have commitments to pay annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one year to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
Operating lease cost	$1,948	$2,397
Sublease income	(4)	(18)
Net rent expense	$1,944	$2,379

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% as of December 31, 2024 and 2023. The weighted average remaining lease term is four years and five years as of December 31, 2024 and 2023, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,106	$2,556
Non-cash operating activities:
Operating lease assets obtained or removed in exchange for new, modified or terminated operating lease liabilities	$419	$(546)

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows (in thousands):

2025	$1,866
2026	1,302
2027	1,088
2028	1,023
2029	683
Thereafter	235
Total minimum lease payments	6,197
Less: imputed interest	(1,181)
Total lease liabilities	$5,016

Contingencies

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2024, we were not currently a party to any material legal proceedings.

NOTE 9 - STOCKHOLDERS’ EQUITY, EMPLOYEE BENEFIT PLANS AND SHARE-BASED COMPENSATION

Shelf Registration

In April 2024, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $150,000. The shelf registration statement relating to these securities became effective on April 19, 2024. As of December 31, 2024, there is $150,000 available under the shelf registration statement.

On October 31, 2024, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”). The Sales Agreement provides for the offer and sale of up to $25,000 of our newly issued common stock as registered under the April 2024 shelf registration, from time to time through an “at the market offering” program. We will specify the parameters for the sale of the shares of common stock, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We may offer and sell up to $25,000 of shares of common stock pursuant to the Sales Agreement. Actual sales of common stock under the Sales Agreement will depend on a variety of factors including, among other things, market conditions, the trading price of the common stock and potential funding needs. As a result, the full amount of capital may not be fully realized. We intend to use the net proceeds from these at-market offerings, if any, for general corporate purposes. Our general corporate purposes include, but are not limited to, repayment or refinancing of debt, capital expenditures, funding possible acquisitions, working capital and satisfaction of other obligations. As of December 31, 2024, there are $25,000 of shares of common stock available for issuance under this agreement.

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

Also in April 2024, we filed an acquisition shelf registration statement on Form S-4 with the SEC to allow for us to issue securities in future business combinations. Pursuant to the acquisition shelf registration statement, we may from time to time issue up to 12,500 shares of our common stock as consideration in future business combinations. The shelf registration statement relating to these securities became effective on April 19, 2024. As of December 31, 2024, there are 11,925 shares of common stock available for issuance under this acquisition shelf registration statement.

Share Repurchase Program

On December 12, 2023, the Board of Directors amended and restated our prior Stock Repurchase Plan to authorize us to purchase up to $10,000 in shares of our common stock, but no more than $1,500 in shares of our common stock during any calendar quarter. Share repurchases must occur during an open trading window under our insider trading policy and the number of shares that we can purchase on any trading day may not exceed 10% of the trading volume on such trading day. The Stock Repurchase Plan sunsets on September 30, 2025.

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

Stock and Stock Option Plans

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”).

Employees and consultants of the Company, its subsidiaries and affiliates, as well as members of our board, are eligible to receive awards under the 2018 Plan. The 2018 Plan provides for the grant of stock options, including incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance bonus awards, performance stock unit awards (“PSUs”), other stock or cash-based awards and dividend equivalents to eligible individuals. We generally grant stock options with exercise prices equal to the fair market value at the time of grant. The options generally vest over three to four years and are exercisable for a period of five to ten years beginning with the date of grant.

The number of shares available for issuance under the 2018 Plan is 4,748 shares. We have 1,283 options, 754 RSUs, and 368 PSUs granted and outstanding pursuant to the 2018 Plan as of December 31, 2024.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Total compensation expense recognized in the Consolidated Statements of Comprehensive Loss for stock based awards was $6,444 and $5,430 for 2024 and 2023, respectively.

The following table summarizes the weighted average assumptions used to develop their fair value for the years ended December 31:

	2024 (1)	2023
Grant date fair value	$—	$5.30
Risk-free interest rate	—%	3.63%
Expected volatility	—%	52%
Expected life (in years)	0.00	3.35
Dividend yield	—	—

(1)     No employee stock options granted in 2024.

As of December 31, 2024, we reserved shares of common stock for future issuance under the 2018 Plan as follows (in thousands):

Options, PSUs and RSUs outstanding	2,406
Shares available for future grant	1,015
Shares reserved	3,421

The following table summarizes activity related to options during the year ended December 31, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	1,397	$7.30
Granted	—	—
Exercised	(104)	6.65
Cancelled	(10)	6.76
Outstanding, end of year	1,283	$7.36	1.49	$2,673

Vested and expected to vest	1,281	$7.36	1.49	$2,670
Exercisable	1,244	$7.35	1.45	$2,586

The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023, was $225 and $2,154, respectively. As of December 31, 2024, total compensation cost not yet recognized related to nonvested share options was $108, which is expected to be recognized over a weighted average period of 0.68 years.

The following table summarizes activity related to RSUs during the year ended December 31, 2024 (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	519	$10.87
Granted	571	9.19
Vested	(319)	10.91
Forfeited	(17)	10.17
Outstanding, end of year	754	$9.59

The total fair value of RSUs vested during the years ended December 31, 2024 and 2023, was $3,481 and $2,126, respectively. As of December 31, 2024, total compensation cost not yet recognized related to nonvested RSUs was $4,335, which is expected to be recognized over a weighted average period of 1.90 years.

The following table summarizes activity related to PSUs during the year ended December 31, 2024 (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	304	$9.49
Granted	220	9.04
Performance adjustments	(47)	9.15
Vested	(109)	9.49
Forfeited	—	—
Outstanding, end of year	368	$9.26

As of December 31, 2024, total compensation cost not yet recognized related to nonvested PSUs was $682 which is expected to be recognized over a weighted average period of 1.68 years.

As of December 31, 2024, we had 1,015 shares available for grant pursuant to the 2018 Plan.

401(k) Savings Plan

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. Defined contribution plan expense was $2,061 and $1,705 during the years ended December 31, 2024 and 2023, respectively.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“Purchase Plan”) was approved by the stockholders in June 2017. The Purchase Plan allows all eligible employees to purchase a limited number of shares of our common stock during pre-specified offering periods at a discount established by the Board of Directors, not to exceed 15% of the fair market value of the common stock, at the beginning or end of the offering period (whichever is lower). Under the ESPP, 875 shares were reserved for issuance of which there remains 409 shares available for future issuance.

NOTE 10 - INCOME TAXES

The components of the provision (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
Current
Federal	$9	$(57)
State	40	(59)
Total current	$49	$(116)

Deferred
Federal	$532	$184
State	352	41
Total deferred	$884	$225

Total tax provision	$933	$109

Our provision for income taxes attributable to continuing operations for the years ended December 31, 2024 and 2023, differ from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2024	2023
Computed at statutory rate	$(2,276)	$(1,912)
State tax, net of federal benefit	(377)	(686)
Permanent items and other	76	7
Officer’s compensation limitation	345	56
Stock compensation	109	(428)
Credit carryforwards	759	(800)
Change in tax carryforwards not benefited	—	591
Change in valuation allowance	2,297	3,281
	$933	$109

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
Deferred tax assets
Net operating losses	$10,914	$11,643
Research and development credit carryforwards	3,500	4,255
Stock compensation	2,135	1,681
Fixed assets	24	—
Capitalized Software	3,254	2,012
Acquired intangibles	2,722	857
Lease liabilities	1,314	1,581
Accrued expenses	2,244	1,387
Deferred revenue	326	1
Other	34	3
Gross deferred tax assets	26,467	23,420
Less: Valuation allowance	(18,497)	(16,109)
Total deferred tax assets	$7,970	$7,311

Deferred tax liabilities
Deferred commissions	$(3,236)	$(2,660)
Fixed assets	—	(167)
Goodwill	(6,287)	(4,924)
Right-of-use assets	(1,059)	(1,288)
Total deferred tax liabilities	$(10,582)	$(9,039)

Net deferred tax liabilities	$(2,612)	$(1,728)

At December 31, 2024, we had federal net operating loss carryforwards of $46,576 and research and development credit carryforwards of $3,570. We also had state net operating loss carryforwards of $20,565 and state tax credit carryforwards of $601. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2025 through 2044, if not utilized. Approximately $19,024 of the federal net operating loss carryforwards carry forward indefinitely, but can only offset up to 80% of taxable income.

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

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of jurisdictions in which we have net deferred tax liabilities. During the year ended December 31, 2024, the valuation allowance increased by $2,388 due primarily to operations.

Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined it has the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2024. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. To the extent we are required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability. The reconciliation of our unrecognized tax benefits is as follows:

Balance at December 31, 2022	$566
Additions based on tax positions related to the current year	45
Additions for tax positions of prior years	64
Reductions for tax positions of prior years	(26)
Balance at December 31, 2023	649
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(97)
Balance at December 31, 2024	$552

As of December 31, 2024, we had $552 of unrecognized tax benefits, of which $20 would affect the effective tax rate if recognized.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2024, we recognized $5 of interest and penalties in our income tax expense.

We file tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are subject to U.S. federal income tax examinations for years ending on or after December 31, 2021 and are subject to state and local income tax examinations by tax authorities for years ending on or after December 31, 2020. We are not currently under audit for any federal or state jurisdictions. However, since we have net operating losses, the taxing authorities have the ability to review tax returns no longer subject to examination and make adjustments to these net operating loss carryforwards.

NOTE 11 - NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options or vesting of RSUs and in some cases PSUs. In periods of net income, we compute the adjustment to the denominator of our dilutive net earnings per share calculation to include these stock options, RSUs, and PSUs, as applicable, using the treasury stock method. Regardless of the period resulting in net income or net loss, we exclude the adjustment to the denominator of our dilutive net loss per share calculation to the extent that they are anti-dilutive. We have excluded stock options and restricted stock units reflecting 297 shares for the year ended December 31, 2024, and 15 shares for the year ended December 31, 2023, from the computation of the diluted shares because the effect of including the stock options and restricted stock units would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the years ended December 31 (in thousands, except per share amounts):

	2024	2023
Basic:
Net loss	$(11,773)	$(9,214)
Weighted-average shares of common stock outstanding	26,054	22,138
Basic loss per share	$(0.45)	$(0.42)

Diluted:
Net loss	$(11,773)	$(9,214)
Weighted-average shares of common stock outstanding	26,054	22,138
Diluted loss per share	$(0.45)	$(0.42)

NOTE 12 - SEGMENT INFORMATION

We manage our business activities on a consolidated basis and operate as one reportable segment. Our chief operating decision maker (“CODM”) is its Chairman and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net loss, as reported on our Consolidated Statements of Comprehensive Loss, to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between cost of sales, sales and marketing, general and administrative, and research and development expenses. The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The operating financial results of our single reportable segment for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
Total revenues	$119,792	$119,082

Significant segment expenses
Compensation	83,547	73,095
Non-compensation	30,792	34,668
Deferred software and commission costs	(12,398)	(10,249)
Amortization, depreciation, and other noncash expenses	29,522	24,676
Other segment expenses	102	6,106
Total expenses	131,565	128,296
Net loss	$(11,773)	$(9,214)

See the consolidated financial statements for other financial information regarding our reportable segment.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2024, but before the filing of the financial statements, we completed two customer relationship asset acquisitions. The total purchase price of these acquisitions was $7,801, which consisted of $6,501 of cash paid at close, $150 of cash to be paid over the next 12 months, and the delivery of promissory notes in the amount of $1,150, net of discounts, with maturity dates ranging from August 19, 2026, to January 1, 2027.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DOCUMENTS

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of a material weakness as described below in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.

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

Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on such assessment, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management identified that as of December 31, 2024, the Company had ineffective design and operation of controls over program change management due to a lack of complete program and data change logs for certain financially relevant applications. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were determined to be ineffective as a result of such deficiency.

The material weakness did not result in a material misstatement to the Company’s consolidated financial statements, however, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. The Company concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Plan to Remediate the Identified Material Weakness

The above-described material weakness has not been fully remediated as of the filing of this Annual Report on Form 10-K. Since identifying the material weakness described above, management, with oversight from the Audit Committee, has began to implement enhanced policies, including changes to completely capture program and data change logs. These controls and procedures are intended to address the identified material weakness and to enhance the Company’s overall internal control over financial reporting. Specifically, the Company has configured its back-ups for its production environment to retain complete program and data change logs. It also intends to implement automated tracking tools to ensure that all program and data changes are recorded and logged.

As management continues to evaluate and improve the Company’s internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to improve controls and determine to modify the remediation plan described above. The Company is working to remediate the material weakness as efficiently and effectively as possible, but the material weakness cannot be considered fully remediated until the updated policies and changes to the production environment have been in place and operated for a sufficient period of time to enable management to conclude, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weakness described above.

Changes in Internal Control Over Financial Reporting

Other than the material weakness and remediation plan discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of
Asure Software, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Asure Software, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the subsequent paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

It was determined that as of December 31, 2024, the Company had ineffective design and operation of controls over program change management due to a lack of complete program and data change logs for certain financially relevant applications. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2024 consolidated financial statements, and this report does not affect our report dated March 6, 2025 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2024 and 2023 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024 and our report dated March 6, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP
Los Angeles, California
March 6, 2025

ITEM 9B.    OTHER INFORMATION

(a)

Performance Stock Unit Grants

Effective January 1, 2025, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of performance stock units (“PSU”) pursuant to a Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement (the “PSU Award Agreement”) under the 2018 Plan to Patrick Goepel, John Pence and Eyal Goldstein payable in the form of RSUs. A form of the PSU Award Agreement is attached to this Annual Report as Exhibit 10.14. The PSU Award Agreements set target and maximum levels of awards based on the achievement of Performance Metrics (as defined in the PSU Award Agreement) through the Performance Period (as defined in the PSU Award Agreement). The RSUs granted pursuant to the PSU Award Agreement will vest over a three-year as follows: (a) 38.89% of the RSUs will vest on the Final Payment Date (as defined in the PSU Award Agreement) if the Final Payment Date is in February 2026 or 41.67% of the RSUs will vest on the Final Payment Date if the Final Payment Date is in March 2026; and (b) the remaining RSUs will vest in equal monthly installments beginning on the first day of the calendar month after the Final Payment Date through and including January 1, 2028.

(b)

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

(c)

The Company has been in discussions with a number of lenders regarding the entry of a credit facility. Based on these discussions, (i) the size of the facility is expected to allow the Company to borrow between $20.0 million to $60.0 million; (ii) the facility is expected to have a term of 48-60 months; (iii) the facility is expected to be secured by all of the assets of the Company and its subsidiaries, and (iv) interest is expected to accrue on the outstanding balance of the loan at a rate of Term SOFR plus a range of 4.0% to 7.0%. For this purpose, “Term SOFR” will mean the per annum rate equal to the 30-day forwarding looking Term SOFR, as published by the CME Group Benchmark Administration Limited.

The Company has agreed to negotiate exclusively with one lender until April 13, 2025. The Company is in the very early stages of negotiating a credit agreement with this lender and no definitive agreements have been reached as to size of the facility, the interest rate to be charged, the financial and other covenants that the Company will bound to or other material terms of the credit agreement. Accordingly, there can be no assurance about the timing or terms of the definitive credit agreement, that a definitive credit agreement will be entered into by the Company with the lender or its affiliates on the above terms or otherwise, or that any financing transaction will be consummated. The Company assumes no obligation to comment on or disclose further developments regarding the facility unless and until a definitive agreement has been entered.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2025 annual meeting of shareholders under the headings “Item 1 – Election of Directors and Other Matters.”

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2025 annual meeting of shareholders under the headings “Executive Compensation,” “Equity Compensation Plan Information” and “Non-Employee Director Compensation Table.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2025 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2025 annual meeting of shareholders under the heading “Approval of Transactions with Related Parties.”

ITEM 14.    PRINCIPAL ACCOUNTANT AND SERVICES

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2025 annual meeting of shareholders under the heading “Item 2 – Ratification of Independent Registered Public Accounting Firm.”

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

3.1	Restated Certificate of Incorporation (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed May 11, 2017).

3.2	Certificate of Amendment to Certificate of Incorporation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed June 2, 2020).

3.3	Third Amended and Restated Bylaws (Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed November 9, 2018).

3.4	Amendment to No. 1 to Third Amended and Restated Bylaws (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed April 6, 2020).

3.5	Amendment to No. 2 to Third Amended and Restated Bylaws (Previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-34522) filed February 26, 2024).

4.1	Specimen Certificate for the Common Stock (Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 1-34522), filed December 13, 2012).

4.2
Third Amended and Restated Rights Agreement, dated effective October 28, 2022 between Asure Software, Inc. and American Stock Transfer & Trust Company (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed June 3, 2022).

4.4	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.*

10.1	Stock Purchase Agreement dated September 25, 2009 with Patrick Goepel (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K/A (File No. 1-34522), filed September 28, 2009).

10.2	Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 30, 2012).

10.3	Employee Stock Purchase Plan, as amended on May 27, 2020 (Previously incorporated to the Company’s Proxy Statement (File No. 1-34522) for its Annual Meeting of Shareholders held on May 27, 2020).+

10.4	Form of Indemnification Agreement (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed December 21, 2017).

10.5	Executive Change in Control Severance Plan (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 1-34522), filed December 21, 2017).

10.6
First Amendment to Executive Change in Control Severance Plan, dated January 1, 2024 (Previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-34522) filed February 26, 2024).

10.7
Asure Software, Inc. 2018 Incentive Award Plan, as amended on May 29, 2019, May 27, 2020 and May 31, 2022 (Previously filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed May 11, 2020).+

EXHIBIT NUMBER	DESCRIPTION

10.8
Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan (Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 11, 2021).+

10.9
Lease between 405 Colorado Holdings LP and Asure Software Inc., dated February 4, 2022. (Previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 1-34522), filed March 14, 2022)

10.10
Form of 2023 Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan (Previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K (File No. 1-34522) filed February 27, 2023). +

10.11
Form of 2024 Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan (Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 1-34522) filed February 26, 2024). +

10.12
Sales Agreement, dated October 31, 2024, by and between Asure Software, Inc. and Roth Capital Partners, LLC (Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 1-34522) filed October 31, 2024).

10.16	Form of 2025 Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan.*+

19.1	Insider Trading Policy*

21.1	Subsidiaries of the Company*

23.1	Consent of Marcum LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)**

97.1	Dodd-Frank Clawback Policy (Previously filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 1-34522) filed February 26, 2024).

101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Loss, (3) the Consolidated Statements of Changes in Stockholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

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

ASURE SOFTWARE, INC.

Date: March 6, 2025	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signed	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer, Chairman of the Board of Directors	March 6, 2025
Patrick Goepel	Principal Executive Officer

/s/ JOHN PENCE	Chief Financial Officer	March 6, 2025
John Pence	Principal Financial and Accounting Officer

/s/ DANIEL GILL	Lead Independent Director	March 6, 2025
Daniel Gill

/s/ BENJAMIN ALLEN	Director	March 6, 2025
Benjamin Allen

/s/ CARL DREW	Director	March 6, 2025
Carl Drew

/s/ GRACE LEE	Director	March 6, 2025
Grace Lee

/s/ BRADFORD OBERWAGER	Director	March 6, 2025
Bradford Oberwager

/s/ BJORN REYNOLDS	Director	March 6, 2025
Bjorn Reynolds