Form 10-Q
period 2025-03-31
ASURE SOFTWARE INC
filed 2025-05-01
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of April 30, 2024, 27,154,007 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$14,076	$21,425
Accounts receivable, net of allowance for credit losses of $6,545 and $6,328 at March 31, 2025 and December 31, 2024, respectively	15,800	18,154
Inventory	220	195
Prepaid expenses and other current assets	5,970	4,888
Total current assets before funds held for clients	36,066	44,662
Funds held for clients	257,019	192,615
Total current assets	293,085	237,277
Property and equipment, net	20,999	19,669
Goodwill	94,724	94,724
Intangible assets, net	73,003	69,114
Operating lease assets, net	4,403	4,041
Other assets, net	12,727	11,813
Total assets	$498,941	$436,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$7,948	$7,008
Accounts payable	2,475	1,364
Accrued compensation and benefits	2,911	4,485
Operating lease liabilities, current	1,432	1,438
Other accrued liabilities	6,071	6,600
Deferred revenue	4,662	8,363
Total current liabilities before client fund obligations	25,499	29,258
Client fund obligations	258,586	194,378
Total current liabilities	284,085	223,636
Long-term liabilities:
Deferred revenue	3,321	3,430
Deferred tax liability	2,903	2,612
Notes payable, net of current portion	6,172	5,709
Operating lease liabilities, noncurrent	3,892	3,578
Other liabilities	905	358
Total long-term liabilities	17,193	15,687
Total liabilities	301,278	239,323
Commitments and contingencies - Note 8
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 27,122 and 26,671 shares issued, 27,122 and 26,671 shares outstanding at March 31, 2025 and December 31, 2024, respectively	271	267
Treasury stock at cost, zero(1) shares at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	507,149	504,849
Accumulated deficit	(309,624)	(307,226)
Accumulated other comprehensive loss	(133)	(575)
Total stockholders’ equity	197,663	197,315
Total liabilities and stockholders’ equity	$498,941	$436,638
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

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Recurring	$33,187	$30,273
Professional services, hardware and other	1,667	1,379
Total revenue	34,854	31,652
Cost of Sales	10,246	9,045
Gross profit	24,608	22,607
Operating expenses:
Sales and marketing	8,386	7,767
General and administrative	11,900	10,063
Research and development	2,029	1,769
Amortization of intangible assets	4,308	3,449
Total operating expenses	26,623	23,048
Loss from operations	(2,015)	(441)
Interest income	171	336
Interest expense	(451)	(180)
Other income, net	188	10
Loss from operations before income taxes	(2,107)	(275)
Income tax expense	291	33
Net loss	(2,398)	(308)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	442	(244)
Comprehensive loss	$(1,956)	$(552)

Basic and diluted loss per share
Basic	$(0.09)	$(0.01)
Diluted	$(0.09)	$(0.01)

Weighted average basic and diluted shares
Basic	26,961	25,334
Diluted	26,961	25,334

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	26,671	$267	$—	$504,849	$(307,226)	$(575)	$197,315
Stock issued upon option exercise and vesting of restricted and performance stock units	451	4	—	437	—	—	441
Share based compensation	—	—	—	1,863	—	—	1,863
Net loss	—	—	—	—	(2,398)	—	(2,398)
Other comprehensive loss	—	—	—	—	—	442	442
Balance at March 31, 2025	27,122	$271	$—	$507,149	$(309,624)	$(133)	$197,663

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	24,998	$254	$(5,017)	$487,973	$(290,440)	$(1,115)	$191,655
Stock issued upon option exercise and vesting of restricted stock units	301	3	—	173	—	—	176
Stock issued for acquisitions	450	5	—	4,489	—	—	4,494
Share based compensation	—	—	—	1,902	—	—	1,902
Retirement and reissuance of treasury shares	—	(4)	5,017	—	(5,013)	—	—
Net income	—	—	—	—	(308)	—	(308)
Other comprehensive income	—	—	—	—	—	(244)	(244)
Balance at March 31, 2024	25,749	$258	$—	$494,537	$(295,761)	$(1,359)	$197,675

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,398)	$(308)
Adjustments to reconcile loss to net cash provided by (used in) operations:
Depreciation and amortization	5,972	4,860
Amortization of operating lease assets	374	335
Amortization of debt financing costs and discount	253	142
Non-cash interest expense	197	—
Net accretion of discounts on available-for-sale securities	(110)	(78)
Provision for expected losses	93	46
Provision for deferred income taxes	291	24
Net realized gains on sales of available-for-sale securities	(656)	(652)
Share-based compensation	1,863	1,902
Changes in operating assets and liabilities:
Accounts receivable	2,261	(919)
Inventory	(24)	(50)
Prepaid expenses and other assets	(1,049)	(473)
Operating lease right-of-use assets	—	30
Accounts payable	903	(960)
Accrued expenses and other long-term obligations	(1,737)	(2,665)
Operating lease liabilities	(427)	(141)
Deferred revenue	(3,810)	(5,040)
Net cash provided by (used in) operating activities	1,996	(3,947)
Cash flows from investing activities:
Acquisition of intangible asset	(6,346)	(710)
Purchases of property and equipment	(192)	(240)
Software capitalization costs	(2,769)	(2,435)
Purchases of available-for-sale securities	(6,589)	(3,516)
Proceeds from sales and maturities of available-for-sale securities	3,266	2,406
Net cash used in investing activities	(12,630)	(4,495)
Cash flows from financing activities:
Payments made on amounts due for the acquisition of intangible assets	(723)	(236)
Net proceeds from issuance of common stock	441	176
Net change in client fund obligations	64,207	21,122
Net cash provided by financing activities	63,925	21,062
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	53,291	12,620
Cash and cash equivalents, beginning of period	145,712	177,622
Cash and cash equivalents, end of period	$199,003	$190,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$14,076	$23,166
Restricted cash and restricted cash equivalents included in funds held for clients	184,927	167,076
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$199,003	$190,242

Supplemental information:
Cash paid for interest	$125	$—

Non-cash investing and financing activities:
Acquisition of intangible assets	$750	$6,345
Notes payable issued for acquisitions	$1,150	$827
Shares issued for acquisitions	$—	$4,494

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, Recruiting, Time & Attendance software, HR management tools, and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay™, our Visa-branded payroll card, provides employees with fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

We strive to be the most trusted HCM resource. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We sell our solutions through both direct and partner channels. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. Asure has two types of partners: Reseller Partners that white label our products while providing value-added services to their clients (our indirect clients) and Referral Partners that provide us with client leads but do not resell our solutions. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle. The Asure HCM suite includes eight product lines: Asure Payroll & Tax, Asure Tax Management Solutions, AsureRecruiting™, Asure Time & Attendance, Asure HR Compliance, Asure Insurance and Benefits Administration, AsureMarketplace™, and AsurePay™.

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas, and from our other office locations in Alabama, California, Florida, New Jersey, New York, North Carolina, Ohio, South Dakota, Tennessee, and Vermont.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2025, comprehensive (loss) income and changes in stockholders’ equity for the three months ended March 31, 2025 and March 31, 2024, and cash flows for the three months ended March 31, 2025 and March 31, 2024.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto filed with the SEC in our annual report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Annual Report on Form 10-K”). Our results for any interim period are not necessarily indicative of results for a full fiscal year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

REPORTABLE SEGMENTS

Our chief operating decision maker is our Chairman and Chief Executive Officer, Patrick Goepel, who reviews financial information presented on a company-wide basis. Thus, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, we determined that we have a single reportable segment that primarily derives our revenue in the United States by providing payroll services to customers.

USE OF ESTIMATES

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments. The more significant estimates made by management include the valuation allowance for the gross deferred tax assets, the determination of the fair value of our long-lived assets, and the fair value of assets acquired, and liabilities assumed during acquisitions. We base our estimates on historical experience and on various other assumptions management believes reasonable under the given circumstances. These estimates could be materially different under different conditions and assumptions.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturity of 90 days or less to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires companies to disaggregate information about their effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes. The standard becomes effective for public entities for annual periods beginning after December 15, 2024. We are currently evaluating this standard and the potential effects of these changes to our consolidated financial statements and have adopted this new standard for the current fiscal year. We do not expect it will have a material impact.

ACCUMULATED OTHER COMPREHENSIVE LOSS

As of March 31, 2025 and December 31, 2024, accumulated other comprehensive loss consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2025

Asset Acquisitions

During the three months ended March 31, 2025, we completed three customer relationship asset acquisitions. The total purchase price of these acquisitions was $7,705, which consisted of $6,362 of cash paid during the three months ended March 31, 2025, $193 of cash to be paid over the next 12 months, and the delivery of promissory notes in the amount of $1,150, net of discounts. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years. As of March 31, 2025, the outstanding principal balance of the promissory notes for these acquisitions was $1,402.

2024

Business Combinations

Effective July 11, 2024, we purchased substantially all the assets of an applicant tracking technology company based out of South Dakota for an innovative hiring solution designed to streamline the recruitment process for small and mid-sized businesses. This strategic acquisition reinforces Asure’s commitment to delivering comprehensive, user-friendly tools that simplify people management. The aggregate purchase price paid for the business was $15,162, consisting of $7,900 paid in cash on hand, $3,000 in the form of a promissory note ($1,716 net of discount), and 525 shares of Asure common stock, which had a fair value of $4,262 on the day of acquisition. As of March 31, 2025, the promissory note had an outstanding principal balance of $3,000 and matures on July 1, 2029.

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

Asset Acquisitions

During the year ended December 31, 2024, we completed eleven customer relationship asset acquisitions. The total purchase price of these acquisitions was $14,607, which consisted of $5,842 of cash paid during the year ended December 31, 2024, $723 of cash paid during the three months ended March 31, 2025, $1,198 of cash to be paid over the next 12 months, $595 of cash to be paid thereafter, the delivery of promissory notes in the amount of $1,386, net of discounts, and the delivery of 500 shares of Asure common stock, which had an aggregate fair value of $4,863 at the acquisition dates. The purchase price for certain acquisitions is subject to adjustments for contingent events to be resolved primarily over the next one to three years, including revenue generated from the acquired assets. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years. As of March 31, 2025, the outstanding principal balance of the promissory notes for these acquisitions was $1,663.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis for the periods presented below (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
March 31, 2025
Assets:
Funds held for clients
Money market funds	$4,788	$4,788	$—	$—
Available-for-sale securities	72,092	—	72,092	—
Total	$76,880	$4,788	$72,092	$—

December 31, 2024
Assets:
Funds held for clients
Money market funds	$8,105	$8,105	$—	$—
Available-for-sale securities	68,328	—	68,328	—
Total	$76,433	$8,105	$68,328	$—

Cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following for the periods presented below (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
March 31, 2025
Cash equivalents	$4,789	$—	$(1)	$4,788
Available-for-sale securities:
Corporate debt securities	66,579	305	(364)	66,520
Municipal bonds	3,191	—	(76)	3,115
U.S. Government agency securities	2,454	13	(10)	2,457
Total available-for-sale securities	72,224	318	(450)	72,092

Total(2)	$77,013	$318	$(451)	$76,880

December 31, 2024
Cash equivalents	$8,115	$—	$(10)	$8,105
Available-for-sale securities:
Corporate debt securities	63,253	164	(619)	62,798
Municipal bonds	3,194	—	(104)	3,090
U.S. Government agency securities	2,449	6	(15)	2,440
Total available-for-sale securities	68,896	170	(738)	68,328

Total(2)	$77,011	$170	$(748)	$76,433

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of March 31, 2025 and December 31, 2024, there were 79 and 45 securities, respectively, in an unrealized gain position and there were 61 and 89 securities in an unrealized loss position, respectively. As of March 31, 2025, these unrealized losses were less than $29 individually and $450 in the aggregate. As of December 31, 2024, these unrealized losses were less than $38 individually and $738 in the aggregate. We invest in high quality securities with roughly 67% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. We have no material individual securities that have been in a continuous unrealized loss position greater than twelve months. We do not intend to sell these investments, and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At March 31, 2025 and December 31, 2024, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that we have classified for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories for the periods presented below (in thousands):

	March 31, 2025	December 31, 2024
Restricted cash and cash equivalents held to satisfy client funds obligations	$184,927	$124,287
Restricted short-term marketable securities held to satisfy client funds obligations	9,903	5,273
Restricted long-term marketable securities held to satisfy client funds obligations	62,189	63,055
Total funds held for clients	$257,019	$192,615

Expected maturities of available-for-sale securities are as of March 31, 2025, are as follows (in thousands):

One year or less	$9,903
After one year through five years	62,189
Total	$72,092

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2024	Acquisitions	March 31, 2025
Goodwill	$94,724	$—	$94,724

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of March 31, 2025, there has been no impairment of goodwill based on the qualitative assessments we have performed.

Gross Intangible Assets	December 31, 2024	Acquisitions	March 31, 2025
Customer relationships	$148,097	$8,247	$156,344
Developed technology	15,201	—	15,201
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
Total	$165,210	$8,247	$173,457

The gross carrying amount and accumulated amortization of our intangible assets are as follows for the periods presented below (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
March 31, 2025
Customer relationships	8.5	$156,344	$(87,218)	$69,126
Developed technology	6.5	15,201	(11,411)	3,790
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(945)	87
	8.3	$173,457	$(100,454)	$73,003

December 31, 2024
Customer relationships	8.6	$148,097	$(83,074)	$65,023
Developed technology	6.5	15,201	(11,201)	4,000
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(941)	91
	8.3	$165,210	$(96,096)	$69,114

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $4,308 and $3,449 for the three months ended March 31, 2025 and 2024, respectively. Amortization expenses recorded in Cost of Sales were $50 for the three months ended March 31, 2025 and 2024. There was no impairment of intangibles during the three months ended March 31, 2025 based on the qualitative assessment we performed. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets for the period presented below (in thousands):

2025 (Remaining)	$13,419
2026	14,833
2027	12,638
2028	11,193
2029	9,030
2030	5,399
Thereafter	6,491
$73,003

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	March 31, 2025	December 31, 2024
Notes Payable – Acquisitions(1)	10/01/25 - 07/01/29	2.00% - 5.00%	$11,345	$9,943
Notes Payable – Other	11/01/25	10.00%	$5,000	5,000
Gross Notes Payable			$16,345	$14,943
(1)See Note 3 — Business Combinations and Asset Acquisitions and Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
March 31, 2025
Current portion of notes payable	$8,541	$(593)	$7,948
Notes payable, net of current portion	7,804	(1,632)	6,172
Total	$16,345	$(2,225)	$14,120

December 31, 2024
Current portion of notes payable	$7,578	$(570)	$7,008
Notes payable, net of current portion	7,365	(1,656)	5,709
Total	$14,943	$(2,226)	$12,717

The following table summarizes the future principal payments related to our outstanding debt as of March 31, 2025 (in thousands):

2025 (Remaining)	$7,578
2026	5,767
2027	—
2028	—
2029	3,000
Total	$16,345

Notes Payable - Acquisitions

As of March 31, 2025, we have seven promissory notes related to acquisitions that occurred during the three months ended March 31, 2025 and prior years with a combined outstanding principal balance of $11,345 and maturity dates ranging from October 1, 2025 to July 1, 2029. See Note 2 — Business Combinations and Asset Acquisitions for further discussion regarding the issuance of notes payable related to acquisitions.

Notes Payable - Other

In November 2024, we delivered a promissory note to an unrelated third party in exchange for cash. As of March 31, 2025, the promissory note had an outstanding principal balance of $5,000 and matures on November 1, 2025. On April 10, 2025, we extinguished this debt using the proceeds of a new credit facility. See Note 12 — Subsequent Events for the details of the extinguishment of this note after the reporting period.

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $6,545, were $15,800 at March 31, 2025. Receivables from contracts with customers, net of allowance for credit losses of $6,328, were $18,154 at December 31, 2024. We had a provision for expected losses of $93, write-offs charged against the allowance for credit losses of $22, and recoveries on previously written off receivables of $145 during the three months ended March 31, 2025. We had a provision for expected losses of $46, write-offs charged against the allowance for credit losses of $3, and recoveries on previously written off receivables of $279 during the three months ended March 31, 2024. No customer represented more than 10% of our net accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively.

Contract Assets

Costs to Fulfill Contracts

Contract assets from contracts with customers were $2,232 and $1,712 at March 31, 2025 and December 31, 2024, respectively.

Costs to Obtain Contracts

Deferred commission costs from contracts with customers were $12,956 and $12,351 at March 31, 2025, and December 31, 2024, respectively. The amount of amortization recognized for the three months ended March 31, 2025, and March 31, 2024, was $737 and $611, respectively.

Deferred Revenue

During the three months ended March 31, 2025 and 2024, revenue of $5,990 and $5,118, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2025, approximately $82,125 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 38% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. These amounts exclude remaining performance obligations related to contracts for professional services for tax and payroll offerings whose remaining contractual term is less than one year as of March 31, 2025.

Revenue Concentration

During the three months ended March 31, 2025 and 2024, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense are as follows for the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$534	$531
Sublease income	—	(5)
Net rent expense	$534	$526

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% as of March 31, 2025 and December 31, 2024. The weighted average remaining lease term is four years as of March 31, 2025 and December 31, 2024.

Supplemental cash flow information related to operating leases are as follows for the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$564	$500
Non-cash operating activities:
Operating lease assets obtained or removed in exchange for new, modified or terminated operating lease liabilities	$736	$—

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows for the period presented below (in thousands):

2025 (Remaining)	$1,472
2026	1,571
2027	1,366
2028	1,188
2029	683
2030	207
Thereafter	27
Total minimum lease payments	6,514
Less: imputed interest	(1,190)
Total lease liabilities	$5,324

Contingencies

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2025, we were not currently a party to any material legal proceedings.

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our stockholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”); however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares reserved for issuance under the 2018 Plan is 4,748 shares. We have an aggregate of 2,809 options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted and outstanding pursuant to the 2018 Plan as of March 31, 2025. As of March 31, 2025, the number of shares available for future grant under the 2018 Plan is 163.

Share based compensation for our stock option plans for the three months ended March 31, 2025, and March 31, 2024, was $1,863 and $1,902, respectively. Issuance of common stock related to the exercise of stock options and the vesting of restricted stock units (including restricted stock units that converted from performance stock units) are as follows for the period presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Common stock issued - options	69	26
Common stock issued - RSU(1)	382	275
(1) Included in these amounts are 159 and 109 of restricted stock units that were converted from performance stock units which vested during the three months ended March 31, 2025 and 2024, respectively.

Effective January 1, 2024, the Compensation Committee approved the grant of PSUs pursuant to a PSU Award Grant Notice and PSU Award Agreement (the “2024 PSU Award Agreement”) under the 2018 Plan to our executive officers payable in the form of RSUs. The number of RSUs into which the PSUs convert for each executive officer is a sliding scale between 0% to 200% of the target amount based on our achievement of certain performance metrics tied to our recurring revenue and gross profit for 2024. On March 6, 2025, the PSUs converted to RSUs at 70% of target based on the achievement of set performance metrics, and we paid out a total of 153 RSUs to our executive officers.

Effective January 1, 2025, the Compensation Committee approved the grant of PSUs pursuant to a PSU Award Grant Notice and PSU Award Agreement (the “2025 PSU Award Agreement”) under the 2018 Plan to our executive officers payable in the form of RSUs. The number of RSUs into which the PSUs convert for each executive officer is a sliding scale between 0% to 200% of the target amount based on our achievement of certain performance metrics tied to our recurring revenue and gross profit for 2025.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic:
Net loss	$(2,398)	$(308)
Weighted-average shares of common stock outstanding	26,961	25,334
Basic loss per share	$(0.09)	$(0.01)

Diluted:
Net loss	$(2,398)	$(308)
Weighted-average shares of common stock outstanding	26,961	25,334
Diluted loss per share	$(0.09)	$(0.01)

NOTE 11 - SEGMENT INFORMATION

We manage our business activities on a consolidated basis and operate as one reportable segment. Our chief operating decision maker (“CODM”) is the Chairman and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net loss, as reported on our Consolidated Statements of Comprehensive Loss, to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between cost of sales, sales and marketing, general and administrative, and research and development expenses. The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The operating financial results of our single reportable segment for three months ended March 31, 2025, and March 31, 2024, are as follows (in thousands):

	2025	2024
Total revenues	$34,854	$31,652

Significant segment expenses
Compensation	22,788	19,998
Non-compensation	9,617	8,249
Deferred software and commission costs	(3,372)	(2,916)
Amortization, depreciation, and other noncash expenses	8,128	6,795
Other segment expenses	91	(166)
Total expenses	37,252	31,960
Net loss	(2,398)	(308)

NOTE 12 - SUBSEQUENT EVENTS

Credit, Security and Guaranty Agreement with MidCap Financial Trust

On April 10, 2025, we entered into a Credit, Security and Guaranty Agreement (the “Loan Agreement”) with MidCap Financial Trust (“MidCap”) and the lenders from time to time party thereto (such lenders collectively with MidCap, the “Lenders”).

Under the Loan Agreement, we may borrow up to $60,000 from the Lenders, with $20,000 funded on April 10. 2025, the closing date of the Loan Agreement (the “Closing Date”). The remaining $40,000 is available through March 31, 2027, in increments of $2,000 (subject to customary notice period requirements), provided that we maintain a Total Leverage Ratio (as defined in the Loan Agreement) of less than 4.50 to 1.00, at the time that we draw funds, and that the funds are used for permitted acquisitions (as defined in the Loan Agreement). The maturity date of the loan as provided under the Loan Agreement is April 1, 2030 (the “Maturity Date”).

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term SOFR plus 5.00%, subject to a Secured Overnight Financing Rate (“SOFR”) floor of 2.00%. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month.

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.0% per annum in excess of the rate otherwise payable. Under the Loan Agreement, we covenant to maintain a (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of 10.00% of the outstanding principal amount of the Loans.

In connection with the Loan Agreement, we incurred $1,954 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Loan Agreement. As a result, net proceeds of the Loan Agreement were $18,046.

Extinguishment of Third-Party Note Payable

On April 10, 2025, we opted to repay the outstanding balance on our unrelated third-party promissory note (the “Note”) prior to its maturity using the proceeds of the Loan Agreement. In connection with the extinguishment, we paid the lender an aggregate amount of $5,197 (the “Payoff Amount”) in full payment of our outstanding obligations under the Note. The Payoff Amount represented $5,097 of outstanding principal and interest on the unpaid principal balance and a $100 prepayment fee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements made by management that may constitute “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements about our financial results may include expected or projected U.S GAAP and other operating and non-operating results. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of “forward-looking statements” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, our results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to—risks associated with breaches of our security measures; risks related to material weaknesses; possible fluctuations in our financial and operating results; privacy concerns and laws and other regulations may limit the effectiveness of our applications; the financial and other impact of any previous and future acquisitions; domestic and international regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; risk of our software and solutions not functioning adequately; interruptions, delays or changes in our services or our Web hosting; may incur debt to meet future capital requirements; volatility and weakness in bank and capital markets; access to additional capital; significant costs as a result of operating as a public company; the expiration of Employee Retention Tax Credits (“ERTC”) and the impact of the Internal Revenue Service recent measures regarding ERTC claims and the corresponding cash collections of existing receivables; the inability to continue to release timely updates for changes in laws; the inability to develop new and improved versions of our services and technological developments; customer’s nonrenewal of their agreements and other similar changes could negatively impact revenue, operating results and financial conditions; the exposure of market, interest, credit and liquidity risk on client funds held int rust; our operation in highlight competitive markets; risk that our clients could have insufficient funds that could result in limitations in the ability to transmit ACH transactions; impairment of intangible assets; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; various financial aspects of our Software-as-a-Service model; adverse effects to our business a result of claims, lawsuits, and other proceedings; issues in the use of artificial intelligence in our HCM products and services; adverse changes to financial accounting standards to us; inability to maintain third-party licensed software; evolving regulation of the Internet, changes in the infrastructure underlying the Internet or interruptions in Internet; factors affecting our deferred tax assets and ability to value and utilize them; the nature of our business model; inability to adopt new or correctly interpret existing money service and money transmitter business status; our ability to hire, retain and motivate employees and manage our growth; interruptions to supply chains and extended shut down of businesses; potential enactment of adverse tax laws, regulation, political, economic and social factors; potential sales of a substantial number of shares of our common stock along with its volatility; risks associate with potential equity-related transactions including dividends, rights under the stockholder plan to discourage certain actions and other impacts as a result of actions of our stockholders.

Further information on these and other factors that could affect our financial results is included in the reports on Forms 10-K, 10-Q and 8-K, and in other filings we make with the Securities and Exchange Commission (the “SEC”) from time to time. These documents are available on the SEC Filings section of the Investor Information section of our website at investor.asuresoftware.com. Asure assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

OVERVIEW

The following review of Asure’s financial position as of March 31, 2025 and December 31, 2024, and results of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with our 2024 Annual Report on Form 10-K filed with the SEC on March 6, 2025. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q. However, we do post information on the investor relations page of our website that we believe may be of interest to our investors. Asure’s internet website address is www.asuresoftware.com.

Our Business

We are a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, Recruiting, Time & Attendance software, HR management tools, and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay™, our Visa-branded payroll card, provides employees with fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

We strive to be the most trusted HCM resource. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We sell our solutions through both direct and partner channels. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. Asure has two types of partners: Reseller Partners that white label our products while providing value-added services to their clients (our indirect clients) and Referral Partners that provide us with client leads but do not resell our solutions. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle. The Asure HCM suite includes eight product lines: Asure Payroll & Tax, Asure Tax Management Solutions, AsureRecruiting™, Asure Time & Attendance, Asure HR Compliance, Asure Insurance and Benefits Administration, AsureMarketplace™, and AsurePay™.

From recruitment to retirement, our solutions help more than 100,000 clients across the United States. Approximately 20% of our clients are direct and the remaining clients are indirect, as they have contracts with reseller partners who white label our solutions.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenue represented by certain items in our Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Gross profit	71%	71%
Sales and marketing	24%	25%
General and administrative	34%	32%
Research and development	6%	6%
Amortization of intangible assets	12%	11%
Total operating expenses	76%	73%
Interest income	—%	1%
Interest expense	(1)%	(1)%
Other income, net	1%	—%
Loss from operations before income taxes	(6)%	(1)%
Net loss	(7)%	(1)%

Revenue

Revenue is comprised of recurring revenue, professional services, hardware, and other revenue. We expect our revenue to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenue, we expect our mix of recurring revenue, and professional services, hardware and other revenue to remain relatively constant. While revenue mix varies by product, recurring revenue consistently represented over 95% of total revenue in three months ended March 31, 2025, and 2024.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended March 31,		Variance
	2025	2024	$	%
Recurring	$33,187	$30,273	$2,914	10%
Professional services, hardware and other	1,667	1,379	288	21%
Total	$34,854	$31,652	$3,202	10%

Recurring Revenue

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

Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2 and Form 1099, and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the first quarter of the year and many of our clients are subject to form filing requirements mandated by the ACA, first quarter revenues and margins are generally higher than in subsequent quarters. We anticipate our revenues will continue to exhibit this seasonal pattern related to Affordable Care Act (“ACA”) form filings for so long as the ACA (or replacement legislation) includes employer reporting requirements. In addition, we often experience increased revenues during the fourth quarter due to unscheduled payroll runs for our clients that occur before the end of the year. We expect the seasonality of our revenue cycle to decrease to the extent clients utilize more of our non-payroll applications.

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

Recurring revenue for the three months ended March 31, 2025 was $33,187, an increase of $2,914, or 10%, from $30,273 for the three months ended March 31, 2024. The increase is primarily due to an increase tax management solutions.
Professional Services, Hardware and Other Revenue

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products as well as ERTC revenues that are transactional in nature.

Professional services, hardware and other revenue increased $288, or 21%, for the three months ended March 31, 2025 from the similar period in 2024, primarily due to an increase in professional services, offset with a decrease in non-recurring ERTC revenue. Refer to “Risk Factors” previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 6, 2025, for more information about risks related to our ERTC business.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended March 31, 2025, was $24,608, an increase of $2,001, or 9%, from $22,607 for the three months ended March 31, 2024. Gross margin as a percentage of revenue remained consistent at 71% for the three months ended March 31, 2025, and 2024.

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

Sales and marketing expenses for the three months ended March 31, 2025 were $8,386, an increase of $619, or 8%, from $7,767 for the three months ended March 31, 2024. The increase is primarily due to an increase in compensation to direct sales personnel and external referral partners, partially offset by a decrease in marketing initiatives. Sales and marketing expenses as a percentage of revenue decreased to 24% for the three months ended March 31, 2025 from 25% for the same period in 2024.

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

General and administrative expenses for the three months ended March 31, 2025 were $11,900, an increase of $1,837, or 18%, from $10,063 for the three months ended March 31, 2024. The increase is primarily attributable to increased personnel compensation expenses along with higher service costs associated with regulatory compliance and transactions. General and administrative expenses as a percentage of revenue increased to 34% for the three months ended March 31, 2025 from 32% for the same period in 2024.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended March 31, 2025 were $2,029, an increase of $260, or 15%, from $1,769 for the three months ended March 31, 2024. The increase is primarily attributable to an increase personnel compensation expenses and partially offset by an increase in capitalization of software expenses for continued investment in the development of our products. R&D expenses as a percentage of revenue remained flat at 6% for the three months ended March 31, 2025 compared to the same period in 2024.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2025 was $4,308, an increase of $859, or 25%, from $3,449 for the three months ended March 31, 2024. The increase in amortization expense is primarily attributable to increased acquisition activity compared to the prior year. Amortization expense as a percentage of revenue increased to 12% for the three months ended March 31, 2025 from 11% for the same period in 2024.

Interest Income and Expense

Interest income for the three months ended March 31, 2025 was $171 compared to interest income of $336 for the three months ended March 31, 2024. Interest income as a percentage of revenue was negligible for the three months ended March 31, 2025, compared to 1% for the three months ended March 31, 2024. Interest expense for the three months ended March 31, 2025 was $451 compared to interest expense of $180 for the three months ended March 31, 2024. Interest expense as a percentage of revenue was 1% for the three months ended March 31, 2025 and 2024.

Other Income, Net

Other income, net for the three months ended March 31, 2025 was $188 compared to $10 for the three months ended March 31, 2024. Other income, net as a percentage of revenue was 1% for the three months ended March 31, 2025, and negligible for the three months ended March 31, 2024. The increase is primarily attributable to the receipt of incremental ERTC refundable tax credit paid by the IRS for our original claim.

Income Taxes

For the three months ended March 31, 2025 and 2024, we recorded income tax expense attributable to continuing operations of $291 and $33, respectively, an increase of $258.

Net Loss

We incurred a loss of $2,398, or $0.09 per share, during the three months ended March 31, 2025, compared to a loss of $308, or $0.01 per share, during the three months ended March 31, 2024. Loss as a percentage of total revenue was 7% and 1% for the three months ended March 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$14,076	$21,425
(1)This balance excludes cash equivalents in funds held for clients.

Working Capital. We had working capital of $9,000 at March 31, 2025, a decrease of $4,641 from working capital of $13,641 at December 31, 2024. Working capital as of March 31, 2025 and December 31, 2024 includes $4,662 and $8,363 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $1,996 for the three months ended March 31, 2025 was primarily driven by non-cash adjustments to our net loss of approximately $8,277, primarily due to depreciation and amortization and share-based compensation. This was offset by changes in operating assets and liabilities, which resulted in a use of $3,883 in cash. Net cash used in operating activities of $3,947 for the three months ended March 31, 2024 was driven by non-cash adjustments to our net loss of approximately $6,579, primarily due to depreciation and amortization and share-based compensation. For the three months ended March 31, 2024, changes in operating assets and liabilities resulted in a use of $10,218 in cash.

Investing Activities. Net cash used in investing activities of $12,630 for the three months ended March 31, 2025 is primarily due to purchases of available-for-sale securities and maturities of $6,589 and intangible assets of $6,346, offset by proceeds from sales and maturities of available-for-sale securities of $3,266. Net cash used in investing activities of $4,495 for the three months ended March 31, 2024 is primarily due to purchases of available-for-sale securities and maturities of $3,516.

Financing Activities. Net cash provided by financing activities was $63,925 for the three months ended March 31, 2025, which primarily consisted of a net increase in client fund obligations of $64,207. Net cash provided by financing activities was $21,062 for the three months ended March 31, 2024, which primarily consisted of a net increase in client fund obligations of $21,122.

We also had an outstanding promissory note with an unrelated third party intended to fund future acquisitions and for general working capital purposes from November 2024 in the amount of $5,000 as of March 31, 2025. On April 10, 2025, the note was paid off in full alongside a $100 prepayment fee using the proceeds of the new credit facility described below.

As of March 31, 2025, we have seven subordinated promissory notes related to acquisitions that occurred during the three months ended March 31, 2025 and prior years with a combined outstanding principal balance of $11,345 and maturity dates ranging from October 1, 2025 to July 1, 2029.

On April 10, 2025, we entered into a Credit, Security and Guaranty Agreement (the “Loan Agreement”) with MidCap Financial Trust (“MidCap”) and the lenders from time to time party thereto (such lenders collectively with MidCap, the “Lenders”).

Under the Loan Agreement, we may borrow up to $60,000 from the Lenders, with $20,000 funded on April 10. 2025, the closing date of the Loan Agreement (the “Closing Date”). The remaining $40,000 is available through March 31, 2027, in increments of $2,000 (subject to customary notice period requirements), provided that we maintain a Total Leverage Ratio (as defined in the Loan Agreement) of less than 4.50 to 1.00, at the time that we draw funds, and that the funds are used for permitted acquisitions (as defined in the Loan Agreement). The maturity date of the loan as provided under the Loan Agreement is April 1, 2030 (the “Maturity Date”).

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term SOFR plus 5.00%, subject to a Secured Overnight Financing Rate (“SOFR”) floor of 2.00%. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month.

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.0% per annum in excess of the rate otherwise payable. Under the Loan Agreement, we covenant to maintain a (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of 10.00% of the outstanding principal amount of the Loans.

In connection with the Loan Agreement, we incurred $1,954 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Loan Agreement. As a result, net proceeds of the Loan Agreement were $18,046.

Sources of Liquidity. As of March 31, 2025, our principal sources of liquidity consisted of approximately $14,076 of cash and cash equivalents, cash generated from operations of our business over the next twelve months, and the net proceeds from our Loan Agreement received on April 10, 2025. We also have the ability to obtain an additional $40,000 from the Loan Agreement. With respect to future advances under the Loan Agreement, we must use such proceeds for acquisitions. Additionally, we have access to an “at the market offering” program entered in October 31, 2024, under which we may offer and sell up to $25,000 of newly issued common stock. As of March 31, 2025, there are $25,000 of shares of common stock available for issuance under the program.

We cannot ensure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions; however, we do believe that we have sufficient liquidity to support our business operations for at least the next twelve months. Future business demands may lead to cash utilization at levels greater than recently experienced or expected. We may need to raise additional capital in the future in order to grow our existing software operations and to seek additional strategic acquisitions in the near future. . Further, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all, or at the time we need it.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the amounts reported. The Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, and the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no material changes to our critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposure from market risks from those disclosed in our 2024 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

In connection with our chief executive officer and chief financial officer’s review of the disclosure controls and procedures for our Annual Report on Form 10-K for the year ended December 31, 2024, our management concluded that there was a material weakness in our disclosure controls and procedures as described below.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of a material weakness as described below. Notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.

Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management identified that as of December 31, 2024, we had ineffective design and operation of controls over program change management due to a lack of complete program and data change logs for certain financially relevant applications. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were determined to be ineffective as a result of such deficiency.

The material weakness did not result in a material misstatement to our consolidated financial statements, however, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. We concluded that the deficiency represents a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Plan to Remediate the Identified Material Weakness

The above-described material weakness has not been fully remediated as of the filing of this Quarterly Report on Form 10-Q. Since identifying the material weakness described above, management, with oversight from the Audit Committee, has begun to implement enhanced policies, including changes to completely capture program and data change logs. These controls and procedures are intended to address the identified material weakness and to enhance our overall internal control over financial reporting. Specifically, we have configured our back-ups for our production environment to retain complete program and data change logs. We also intends to implement automated tracking tools to ensure that all program and data changes are recorded and logged.

As management continues to evaluate and improve our internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to improve controls and determine to modify the remediation plan described above. We are working to remediate the material weakness as efficiently and effectively as possible, but the material weakness cannot be considered fully remediated until the updated policies and changes to the production environment have been in place and operated for a sufficient period of time to enable management to conclude, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weakness described above.

Change in Internal Controls over Financial Reporting

Other than the material weakness and remediation plan discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of March 31, 2025, we were not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We have updated certain of the risk factors described in Part I, Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K (the “Risk Factors”) to reflect the entering of the Credit, Security and Guaranty Agreement with MidCap Financial Trust. The Risk Factors, as updated below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factors described below update the risk factors disclosed in Part I, Item 1A. in our 2024 Annual Report on Form 10-K to include additional information, and should be read in conjunction with the risk factors in our 2024 Annual Report on Form 10-K.

Our ability to make scheduled payments on or to refinance our existing indebtedness (including the indebtedness under our Credit, Security and Guaranty Agreement with MidCap Financial Trust and our subordinated promissory notes) depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control.

Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate sufficient cash flow, we may be required to pursue one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations, including under our current debt obligations. In addition, if for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of our Credit, Security and Guaranty Agreement with MidCap Financial Trust, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our indebtedness.

Our ability to incur debt and the use of our funds could be limited by the restrictive covenants in our loan agreement for our term loan and credit facility.

Our agreement with MidCap Financial Trust provides for a credit facility that contains restrictive covenants, including restrictions on our ability to pay dividends to stockholders, as well as requirements to comply with certain leverage ratios and other financial maintenance tests and stringent requirements around regulatory compliance. These restrictive covenants and requirements limit the amount of borrowings that are available to us. The agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, the proceeds from our credit facility are only available for use in connection with permitted acquisitions (as defined in the Loan Agreement), which means the funds may not be used for general corporate purposes and thus may not be available when we need them.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 16, 2025, the Board of Directors of the Company approved a Fourth Amended and Restated Rights Agreement (the “Fourth Amended Rights Agreement”), by and between the Company and Equiniti Trust Company LLC to be dated effective October 28, 2025. The effectiveness of the Fourth Amended Rights Agreement is subject to the approval of a majority of the shares of common stock present in person or represented by proxy at our 2025 Annual Meeting of Stockholders, which will be held on June 2, 2025.

During the three months ended March 31, 2025, none of our directors or officers have entered into, amended or terminated a 10b5-1 trading plan.

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
4.1
 Fourth Amended and Restated Rights Agreement by and between Asure Software, Inc. and Equiniti Trust Company LLC to be effective October 28, 2025 (Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-34522), filed April 16, 2025.

10.1+	Form of 2025 Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan. ++

10.2
Credit, Security and Guaranty Agreement, dated as of April 10, 2025, by and among Asure Software, Inc., Asure Operations LLC, Asure Customer & IP Holdco LLC, Asure Payroll Tax Management LLC, Asure Benefits Management LLC, Asure Treasury Management, LLC MidCap Financial Trust and the lenders from time to time party hereto (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34522), filed April 10, 2025).

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

101
The following materials from Asure Software, Inc.’s Condensed Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

+    Indicates management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

++    Certain schedules and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Rule S-K. Asure undertakes to furnish supplementally a copy of all omitted schedules and attachments to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: May 1, 2025	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2025	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer
(Principal Financial and Accounting Officer)