Form 10-Q
period 2025-06-30
ASURE SOFTWARE INC
filed 2025-07-31
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of July 30, 2025, 27,425,009 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$66,000	$21,425
Accounts receivable, net of allowance for credit losses of $7,279 and $6,328 at June 30, 2025, and December 31, 2024, respectively	13,623	18,154
Inventory	142	195
Prepaid expenses and other current assets	5,838	4,888
Total current assets before funds held for clients	85,603	44,662
Funds held for clients	213,972	192,615
Total current assets	299,575	237,277
Property and equipment, net	23,282	19,669
Goodwill	94,724	94,724
Intangible assets, net	69,596	69,114
Operating lease assets, net	4,748	4,041
Other assets, net	13,640	11,813
Total assets	$505,565	$436,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,032	$7,008
Accounts payable	1,595	1,364
Accrued compensation and benefits	2,881	4,485
Operating lease liabilities, current	1,452	1,438
Other accrued liabilities	7,784	6,600
Deferred revenue	3,724	8,363
Total current liabilities before client fund obligations	20,468	29,258
Client fund obligations	214,839	194,378
Total current liabilities	235,307	223,636
Long-term liabilities:
Deferred revenue	2,635	3,430
Deferred tax liability	3,746	2,612
Notes payable, net of current portion	64,350	5,709
Operating lease liabilities, noncurrent	4,200	3,578
Other liabilities	1,075	358
Total long-term liabilities	76,006	15,687
Total liabilities	311,313	239,323
Commitments and contingencies - Note 8
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 27,365 and 26,671 shares issued, 27,365 and 26,671 shares outstanding at June 30, 2025, and December 31, 2024, respectively	274	267
Treasury stock at cost, zero(1) shares at June 30, 2025, and December 31, 2024	—	—
Additional paid-in capital	509,630	504,849
Accumulated deficit	(315,747)	(307,226)
Accumulated other comprehensive income (loss)	95	(575)
Total stockholders’ equity	194,252	197,315
Total liabilities and stockholders’ equity	$505,565	$436,638
  (1) The aggregate Treasury stock of prior repurchases of our own common stock was retired and subsequently issued effective January 1, 2024. See the Condensed
Consolidated Statement of Changes in Stockholders' Equity for the impact of this transaction.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Recurring	$28,596	$27,051	$61,783	$57,324
Professional services, hardware and other	1,528	993	3,195	2,372
Total revenue	30,124	28,044	64,978	59,696
Cost of Sales	10,213	9,176	20,459	18,221
Gross profit	19,911	18,868	44,519	41,475
Operating expenses:
Sales and marketing	8,149	6,924	16,535	14,691
General and administrative	10,968	10,118	22,868	20,181
Research and development	1,273	1,962	3,302	3,731
Amortization of intangible assets	4,173	4,046	8,481	7,495
Total operating expenses	24,563	23,050	51,186	46,098
Loss from operations	(4,652)	(4,182)	(6,667)	(4,623)
Interest income	277	261	448	597
Interest expense	(809)	(208)	(1,260)	(388)
Other (expense) income, net	(96)	—	92	10
Loss from operations before income taxes	(5,280)	(4,129)	(7,387)	(4,404)
Income tax expense	843	231	1,134	264
Net loss	(6,123)	(4,360)	(8,521)	(4,668)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	228	9	670	(235)
Comprehensive loss	$(5,895)	$(4,351)	$(7,851)	$(4,903)

Basic and diluted loss per share
Basic	$(0.22)	$(0.17)	$(0.31)	$(0.18)
Diluted	$(0.22)	$(0.17)	$(0.31)	$(0.18)

Weighted average basic and diluted shares
Basic	27,237	25,840	27,100	25,587
Diluted	27,237	25,840	27,100	25,587

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2024	26,671	$267	$—	$504,849	$(307,226)	$(575)	$197,315
Stock issued upon option exercise and vesting of restricted and performance stock units	451	4	—	437	—	—	441
Share-based compensation	—	—	—	1,863	—	—	1,863
Net loss	—	—	—	—	(2,398)	—	(2,398)
Other comprehensive income	—	—	—	—	—	442	442
Balance at March 31, 2025	27,122	$271	$—	$507,149	$(309,624)	$(133)	$197,663

Stock issued upon option exercise and vesting of restricted and performance stock units	189	2	—	239	—	—	241
Stock issued, ESPP	54	1	—	351	—	—	352
Share-based compensation	—	—	—	1,891	—	—	1,891
Net loss	—	—	—	—	(6,123)	—	(6,123)
Other comprehensive income	—	—	—	—	—	228	228
Balance at June 30, 2025	27,365	$274	$—	$509,630	$(315,747)	$95	$194,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	24,998	$254	$(5,017)	$487,973	$(290,440)	$(1,115)	$191,655
Stock issued upon option exercise and vesting of restricted stock units	301	3	—	173	—	—	176
Stock issued for acquisitions	450	5	—	4,489	—	—	4,494
Share-based compensation	—	—	—	1,902	—	—	1,902
Retirement and reissuance of treasury shares	—	(4)	5,017	—	(5,013)	—	—
Net income	—	—	—	—	(308)	—	(308)
Other comprehensive loss	—	—	—	—	—	(244)	(244)
Balance at March 31, 2024	25,749	$258	$—	$494,537	$(295,761)	$(1,359)	$197,675

Stock issued upon option exercise and vesting of restricted stock units	58	—	—	63	—	—	63
Stock issued, ESPP	61	1	—	332	—	—	333
Stock issued for acquisitions	50	—	—	323	—	—	323
Share-based compensation	—	—	—	1,488	—	—	1,488
Net loss	—	—	—	—	(4,360)	—	(4,360)
Other comprehensive income	—	—	$—	—	—	9	9
Balance at June 30, 2024	25,918	$259	$—	$496,743	$(300,121)	$(1,350)	$195,531

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,521)	$(4,668)
Adjustments to reconcile loss to net cash provided by (used in) operations:
Depreciation and amortization	12,155	10,359
Amortization of operating lease assets	740	677
Amortization of debt financing costs and discount	537	302
Non-cash interest expense	724	—
Net accretion of discounts on available-for-sale securities	(236)	(170)
Provision for expected losses	20	107
Provision for deferred income taxes	1,134	255
Loss on extinguishment of debt	103	—
Net realized gains on sales of available-for-sale securities	(1,310)	(1,294)
Share-based compensation	3,754	3,390
Gain on disposals of long-term assets	(7)	—
Changes in operating assets and liabilities:
Accounts receivable	4,512	(2,178)
Inventory	53	(108)
Prepaid expenses and other assets	(1,462)	(1,636)
Operating lease right-of-use assets	21	98
Accounts payable	232	(1,330)
Accrued expenses and other long-term obligations	(1,039)	(1,858)
Operating lease liabilities	(825)	(374)
Deferred revenue	(5,434)	(3,291)
Net cash provided by (used in) operating activities	5,151	(1,719)
Cash flows from investing activities:
Acquisition of intangible assets	(6,346)	(4,097)
Purchases of property and equipment	(393)	(375)
Software capitalization costs	(6,470)	(5,042)
Purchases of available-for-sale securities	(12,304)	(6,462)
Proceeds from sales and maturities of available-for-sale securities	7,699	8,617
Net cash used in investing activities	(17,814)	(7,359)
Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	57,982	—
Payments of notes payable	(5,000)	—
Debt extinguishment costs	(100)	—
Payments made on amounts due for the acquisition of intangible assets	(1,280)	(236)
Net proceeds from issuance of common stock	1,034	572
Capital raise fees	—	(46)
Net change in client fund obligations	20,461	(28,225)
Net cash provided by (used in) financing activities	73,097	(27,935)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	60,434	(37,013)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	145,712	177,622
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$206,146	$140,609

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash, cash equivalents, and restricted cash	$66,000	$20,736
Restricted cash and restricted cash equivalents included in funds held for clients	140,146	119,873
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$206,146	$140,609

Supplemental information:
Cash paid for interest	$498	$—

Non-cash investing and financing activities:
Acquisition of intangible assets	$1,884	$5,450
Notes payable issued for acquisitions	$1,150	$1,423
Shares issued for acquisitions	$—	$4,863

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data unless otherwise noted)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, Recruiting, Time & Attendance software, HR management tools, and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay™, our payroll card, provides employees with fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2025, comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2025, and 2024, and cash flows for the six months ended June 30, 2025, and 2024.

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

Restricted cash consists of cash balances which are restricted as to their withdrawal or usage. As of June 30, 2025, we have $40,000 of restricted cash. Pursuant to the terms of our Credit, Security and Guaranty Agreement (as amended to date, the “Loan Agreement”) with MidCap Financial Trust (“MidCap”) we may only use these funds for Permitted Acquisitions (as defined in the Loan Agreement). See Note 6 — Notes Payable for information about the Loan Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires companies to disaggregate information about their effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes. The standard becomes effective for public entities for annual periods beginning after December 15, 2024. We are currently evaluating this standard and the potential effects of these changes to our consolidated financial statements.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As of June 30, 2025, and December 31, 2024, accumulated other comprehensive income (loss) consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2025

Asset Acquisitions

During the six months ended June 30, 2025, we completed four customer relationship asset acquisitions. The total purchase price of these acquisitions was $8,086, which consisted of $6,362 of cash paid during the six months ended June 30, 2025, $574 of cash to be paid over the next 12 months, and the delivery of promissory notes in the amount of $1,150, net of discounts. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

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

Asset Acquisitions

During the year ended December 31, 2024, we completed eleven customer relationship asset acquisitions. The total purchase price of these acquisitions was $15,202, which consisted of $5,842 of cash paid during the year ended December 31, 2024, $1,280 of cash paid during the six months ended June 30, 2025, $1,596 of cash to be paid over the next 12 months, $235 of cash to be paid thereafter, the delivery of promissory notes in the amount of $1,386, net of discounts, and the delivery of 500 shares of Asure common stock, which had an aggregate fair value of $4,863 at the acquisition dates. The purchase price for certain acquisitions is subject to adjustments for contingent events to be resolved primarily over the next one to three years, including revenue generated from the acquired assets. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

See Note 6 — Notes Payable for information related to outstanding debt in connection with our business combinations and asset acquisitions.

NOTE 4 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 820 “Fair Value Measurement” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis for the periods presented below (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
June 30, 2025
Assets:
Funds held for clients
Money market funds	$3,283	$3,283	$—	$—
Available-for-sale securities	73,826	—	73,826	—
Total	$77,109	$3,283	$73,826	$—

December 31, 2024
Assets:
Funds held for clients
Money market funds	$8,105	$8,105	$—	$—
Available-for-sale securities	68,328	—	68,328	—
Total	$76,433	$8,105	$68,328	$—

Cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following for the periods presented below (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
June 30, 2025
Cash equivalents	$3,291	$—	$(8)	$3,283
Available-for-sale securities:
Corporate debt securities	66,537	378	(244)	66,671
Municipal bonds	2,006	—	(49)	1,957
U.S. Government agency securities	5,180	24	(6)	5,198
Total available-for-sale securities	73,723	402	(299)	73,826

Total(2)	$77,014	$402	$(307)	$77,109

December 31, 2024
Cash equivalents	$8,115	$—	$(10)	$8,105
Available-for-sale securities:
Corporate debt securities	63,253	164	(619)	62,798
Municipal bonds	3,194	—	(104)	3,090
U.S. Government agency securities	2,449	6	(15)	2,440
Total available-for-sale securities	68,896	170	(738)	68,328

Total(2)	$77,011	$170	$(748)	$76,433

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of June 30, 2025, and December 31, 2024, there were 88 and 45 securities, respectively, in an unrealized gain position and there were 52 and 89 securities in an unrealized loss position, respectively. As of June 30, 2025, these unrealized losses were less than $24 individually and $299 in the aggregate. As of December 31, 2024, these unrealized losses were less than $38 individually and $738 in the aggregate. We invest in high quality securities with roughly 69% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. We have no material individual securities that have been in a continuous unrealized loss position greater than twelve months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At June 30, 2025 and December 31, 2024, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that we have classified for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories for the periods presented below (in thousands):

	June 30, 2025	December 31, 2024
Restricted cash and cash equivalents held to satisfy client funds obligations	$140,146	$124,287
Restricted short-term marketable securities held to satisfy client funds obligations	14,033	5,273
Restricted long-term marketable securities held to satisfy client funds obligations	59,793	63,055
Total funds held for clients	$213,972	$192,615

Expected maturities of available-for-sale securities are as of June 30, 2025, are as follows (in thousands):

One year or less	$14,033
After one year through five years	59,793
Total	$73,826

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2024	Acquisitions	June 30, 2025
Goodwill	$94,724	$—	$94,724

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of June 30, 2025, there has been no impairment of goodwill based on the qualitative assessments we have performed.

Gross Intangible Assets	December 31, 2024	Acquisitions	June 30, 2025
Customer relationships	$148,097	$9,383	$157,480
Developed technology	15,201	—	15,201
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
Total	$165,210	$9,383	$174,593

The gross carrying amount and accumulated amortization of our intangible assets are as follows for the periods presented below (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
June 30, 2025
Customer relationships	8.5	$157,480	$(91,548)	$65,932
Developed technology	6.5	15,201	(11,621)	3,580
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(948)	84
	8.3	$174,593	$(104,997)	$69,596

December 31, 2024
Customer relationships	8.6	$148,097	$(83,074)	$65,023
Developed technology	6.5	15,201	(11,201)	4,000
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(941)	91
	8.3	$165,210	$(96,096)	$69,114

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in operating expenses were $8,481 and $7,495 for the six months ended June 30, 2025 and 2024, respectively. Amortization expenses recorded in cost of sales were $420 and $100 for the six months ended June 30, 2025 and 2024, respectively. There was no impairment of intangibles during the six months ended June 30, 2025, based on the qualitative assessment we performed. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of June 30, 2025 (in thousands):

2025 (Remaining)	$9,024
2026	14,974
2027	12,780
2028	11,335
2029	9,172
2030	5,541
Thereafter	6,770
$69,596

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	June 30, 2025	December 31, 2024
Notes Payable – Acquisitions(1)	10/01/25 - 07/01/29	2.00% - 5.00%	$11,345	$9,943
Notes Payable – Other	11/01/25	10.00%	—	5,000
Notes Payable – MidCap	04/01/30	9.33%	60,000	—
Gross Notes Payable			$71,345	$14,943
(1)See Note 3 — Business Combinations and Asset Acquisitions and Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
June 30, 2025
Current portion of notes payable	$3,541	$(509)	$3,032
Notes payable, net of current portion	67,804	(3,454)	64,350
Total	$71,345	$(3,963)	$67,382

December 31, 2024
Current portion of notes payable	$7,578	$(570)	$7,008
Notes payable, net of current portion	7,365	(1,656)	5,709
Total	$14,943	$(2,226)	$12,717

The following table summarizes the future principal payments related to our outstanding debt as of June 30, 2025 (in thousands):

2025 (Remaining)	$2,578
2026	5,767
2027	—
2028	—
2029	48,000
2030	15,000
Total	$71,345

Notes Payable - Acquisitions

As of June 30, 2025, we have seven promissory notes related to acquisitions that occurred during the six months ended June 30, 2025, and prior years with a combined outstanding of principal balance of $11,345 and maturity dates ranging from October 1, 2025, to July 1, 2029. All of our promissory notes related to acquisitions are subordinated to our Loan Agreement with MidCap (defined below). See Note 2 — Business Combinations and Asset Acquisitions for further discussion regarding the issuance of notes payable related to acquisitions.

Notes Payable - Other

In November 2024, we delivered a promissory note to an unrelated third party in exchange for cash. As of December 31, 2024, the promissory note had an outstanding principal balance of $5,000 and would mature on November 1, 2025. On April 10, 2025, we opted to repay the outstanding balance on our unrelated third-party promissory note prior to its maturity using the proceeds of the Loan Agreement (described below). In connection with the extinguishment, we paid the lender an aggregate amount of $5,197 (the “Payoff Amount”) in full payment of our outstanding obligations under the Note. The Payoff Amount represented $5,097 of outstanding principal and interest on the unpaid principal balance and a $100 prepayment fee.

Notes Payable - MidCap

On April 10, 2025, we entered into a Loan Agreement with MidCap and the lenders from time to time party thereto (such lenders collectively with MidCap, the “Lenders”).

Under the Loan Agreement, we may borrow up to $60,000 from the Lenders, all of which has been funded as of June 30, 2025. The first $20,000 was advanced on April 10, 2025, the closing date of the Loan Agreement. The remaining $40,000 was advanced on June 30, 2025, which funds may only be used for Permitted Acquisitions (as defined in the Loan Agreement). The maturity date of the loan as provided under the Loan Agreement is April 1, 2030 (the “Maturity Date”). See Note 12 — Subsequent Events for information regarding our use of these restricted funds in connections with an acquisition.

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term SOFR plus 5.00%, subject to a Secured Overnight Financing Rate (“SOFR”) floor of 2.00%. This rate was 9.33% as of June 30, 2025. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month. At the time of final payment under the loan, we will provide a final payment fee of 1.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.0% per annum in excess of the rate otherwise payable. Under the Loan Agreement, we covenant to maintain a (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of 10.00% of the outstanding principal amount of the Loans. As of June 30, 2025, we are in compliance with all covenants under the Loan Agreement.

In connection with the Loan Agreement and subsequent draw, we incurred $2,025 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Loan Agreement, of which $7 was unpaid as of June 30, 2025. As a result, net proceeds of all borrowings under the Loan Agreement were $57,975.

See Note 12 — Subsequent Events for information related to amendments to our Loan Agreement.

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $7,279, were $13,623 at June 30, 2025. Receivables from contracts with customers, net of allowance for credit losses of $6,328, were $18,154 at December 31, 2024. We had a provision for expected losses of $20, write-offs charged against the allowance for credit losses of $69, and recoveries on previously written off receivables of $1,000 during the six months ended June 30, 2025. We had a provision for expected losses of $107, write-offs charges against the allowance for credit losses of $5, and recoveries on previously written off receivables of $580 during the six months ended June 30, 2024. No customer represented more than 10% of our net accounts receivable balance as of June 30, 2025, and December 31, 2024.

Contract Assets

Costs to Fulfill Contracts

Contract assets from contracts with customers were $2,885 and $1,712 at June 30, 2025 and December 31, 2024, respectively.

Costs to Obtain Contracts

Deferred commission costs from contracts with customers were $13,317 and $12,351 at June 30, 2025 and December 31, 2024, respectively. The amount of amortization recognized for the three and six months ended June 30, 2025 was $878 and $1,615, respectively, and for the three and six months ended June 30, 2024 was $565 and $1,191, respectively.

Deferred Revenue

During the three and six months ended June 30, 2025, revenue of $2,567 and $8,557, respectively, and during the three and six months ended June 30, 2024, revenue of $888 and $6,007, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2025, approximately $82,390 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 27% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter. These amounts exclude remaining performance obligations related to contracts for professional services for tax and payroll offerings whose remaining contractual term is less than one year as of June 30, 2025.

Revenue Concentration

During the six months ended June 30, 2025 and 2024, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. The components of the rent expense are as follows for the periods presented below (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$520	$507	$1,054	$953
Sublease income	—	—	—	(4)
Net rent expense	$520	$507	$1,054	$949

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% as of June 30, 2025, and December 31, 2024. The weighted average remaining lease term is four years as of June 30, 2025 and December 31, 2024.

Supplemental cash flow information related to operating leases are as follows for the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,075	$1,022
Non-cash operating activities:
Operating lease assets obtained or removed in exchange for new, modified or terminated operating lease liabilities	$1,447	$—

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows for the period presented below (in thousands):

2025 (Remaining)	$992
2026	1,801
2027	1,588
2028	1,417
2029	879
2030	208
Thereafter	27
Total minimum lease payments	6,912
Less: imputed interest	(1,260)
Total lease liabilities	$5,652

Contingencies

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2025, we were not currently a party to any material legal proceedings.

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our stockholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”); however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares reserved for issuance under the 2018 Plan is 6,998 shares. We have an aggregate of 2,428 options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted and outstanding pursuant to the 2018 Plan as of June 30, 2025. As of June 30, 2025, the number of shares available for future grant under the 2018 Plan is 2,602.

Share-based compensation for our stock option plans for the three and six months ended June 30, 2025, was $1,891 and $3,754, respectively, and for the three and six months ended June 30, 2024, was $1,488 and $3,390, respectively. Issuance of common stock related to the exercise of stock options and the vesting of restricted stock units (including restricted stock units that converted from performance stock units) are as follows for the period presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock issued - options(1)	296	9	365	35
Common stock issued - RSU(1)(2)	73	49	455	324
(1) Included in these amounts are 180 shares withheld for taxes or for cashless exercise of options during the three and six months ended June 30, 2025.
(2) Included in these amounts are 0 and 159 restricted stock units during the three and six months ended June 30, 2025, respectively, and 0 and 109 restricted stock units during the three and six months ended June 30, 2024, respectively, that were converted from performance stock units which vested during those periods.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic:
Net loss	$(6,123)	$(4,360)	$(8,521)	$(4,668)
Weighted-average shares of common stock outstanding	27,237	25,840	27,100	25,587
Basic loss per share	$(0.22)	$(0.17)	$(0.31)	$(0.18)

Diluted:
Net loss	$(6,123)	$(4,360)	$(8,521)	$(4,668)
Weighted-average shares of common stock outstanding	27,237	25,840	27,100	25,587
Diluted loss per share	$(0.22)	$(0.17)	$(0.31)	$(0.18)

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

The operating financial results of our single reportable segment for three and six months ended June 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$30,124	$28,044	$64,978	$59,696

Significant segment expenses
Compensation	22,180	20,604	44,968	40,602
Non-compensation	8,560	7,734	18,172	15,968
Deferred software and commission costs	(4,044)	(3,108)	(7,416)	(6,024)
Amortization, depreciation, and other noncash expenses	8,920	7,220	17,048	14,015
Other segment expenses(1)	631	(46)	727	(197)
Total expenses	36,247	32,404	73,499	64,364
Net loss	$(6,123)	$(4,360)	$(8,521)	$(4,668)
(1) Other segment expenses include interest expense (income) and other business expense (income)

NOTE 12 - SUBSEQUENT EVENTS

On July 1, 2025, we acquired 100% of the membership interests of Lathem Time 2025 LLC (f/k/a Lathem Time Corporation, “Lathem”), whose technology will be used to expand the capabilities of our broader suite of HR solutions, specifically in timekeeping systems. The aggregate purchase price that we paid for the membership interests was $39,500, consisting of $37,500 paid in restricted cash on hand drawn from the MidCap Loan Agreement and the remaining $2,000 in the form of a promissory note ($1,803 net of discount) with the principal balance due on July 1, 2029. In connection with the acquisition, we recognized $733 of legal costs as General and Administrative expense.

Due to the close proximity of the acquisition date and our filing of this Quarterly Report on Form 10-Q for the six months ended June 30, 2025, the initial accounting for the business combination is incomplete. Accordingly, we are unable to disclose the allocation of purchase consideration among the assets acquired and liabilities assumed as well as pro forma revenue and earnings information of the consolidated entity at this time. We will include relevant disclosures as required in the third quarter of 2025.

During July 2025, we entered a Limited Consent, Amendment No. 1, and Joinder to the Loan Agreement and Amendment No. 2 of the Loan Agreement (the “Amendments”). The Amendments, collectively, resulted in an increase in our minimum liquidity threshold from $6,000 (10.00% of the outstanding balance under the Loan Agreement) to $10,000. In addition, we agreed with the Lenders to increase the final payment fee paid to the Lenders at the time of final payment under the loan from 1.00% to 2.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders, in which case, the unaccrued portion of that fee would be waived. Furthermore, Lathem joined the Loan Agreement as Guarantor and the Lenders consented to the Lathem transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements made by management that may constitute “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements about our financial results may include expected or projected U.S GAAP and other operating and non-operating results. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, our results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to—risks associated with breaches of our security measures; risks related to material weaknesses; possible fluctuations in our financial and operating results; privacy concerns and laws and other regulations may limit the effectiveness of our applications; the financial and other impact of any previous and future acquisitions; domestic and international regulatory developments, including changes to or applicability to our business of privacy and data securities laws, money transmitter laws and anti-money laundering laws; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; risk of our software and solutions not functioning adequately; interruptions, delays or changes in our services or our Web hosting; potential debt incurred to meet future capital requirements; volatility and weakness in bank and capital markets; access to additional capital; significant costs as a result of operating as a public company; the expiration of Employee Retention Tax Credits (“ERTC”) and the impact of the Internal Revenue Service recent measures regarding ERTC claims and the corresponding cash collections of existing receivables; the inability to continue to release timely updates for changes in laws; the inability to develop new and improved versions of our services and technological developments; customer’s nonrenewal of their agreements and other similar changes could negatively impact revenue, operating results and financial conditions; the exposure of market, interest, credit and liquidity risk on client funds held in trust; our operations in highly competitive markets; risk that our clients could have insufficient funds that could result in limitations in the ability to transmit ACH transactions; impairment of intangible assets; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; various financial aspects of our Software-as-a-Service model; adverse effects to our business a result of claims, lawsuits, and other proceedings; issues in the use of artificial intelligence in our HCM products and services; adverse changes to financial accounting standards to us; inability to maintain third-party licensed software; evolving regulation of the Internet, changes in the infrastructure underlying the Internet or interruptions in Internet; factors affecting our deferred tax assets and ability to value and utilize them; the nature of our business model; inability to adopt new or correctly interpret existing money service and money transmitter business status; our ability to hire, retain and motivate employees and manage our growth; interruptions to supply chains and extended shut down of businesses; potential enactment of adverse tax laws, regulation, political, economic and social factors; potential sales of a substantial number of shares of our common stock along with its volatility; risks associate with potential equity-related transactions including dividends, rights under the stockholder plan to discourage certain actions and other impacts as a result of actions of our stockholders.

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

OVERVIEW

The following review of Asure’s financial position as of June 30, 2025 and December 31, 2024, and results of operations for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with our 2024 Annual Report on Form 10-K filed with the SEC on March 6, 2025. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q. However, we do post information on the investor relations page of our website that we believe may be of interest to our investors. Asure’s internet website address is www.asuresoftware.com.

Our Business

We are a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, Recruiting, Time & Attendance software, HR management tools, and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay™, our payroll card, provides employees with fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

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

On July 1, 2025, we acquired Lathem Time 2025, LLC, (f/k/a Lathem Time Corporation, “Lathem”) a trusted name in employee time and attendance solutions. Lathem’s existing cloud-based time and attendance solutions and customer base will add to the scale of our existing time and attendance business. The acquisition enables us to both improve our existing time and attendance offerings as well as allow us to cross-sell our full suite of HCM products to the new customer base.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenue represented by certain items in our Condensed Consolidated Statements of Comprehensive Loss:

	Six Months Ended June 30,
	2025	2024
Revenue	100%	100%
Gross profit	69%	69%
Sales and marketing	25%	25%
General and administrative	35%	34%
Research and development	5%	6%
Amortization of intangible assets	13%	13%
Total operating expenses	79%	77%
Interest income	1%	1%
Interest expense	(2)%	(1)%
Other income, net	—%	—%
Loss from operations before income taxes	(11)%	(7)%
Net loss	(13)%	(8)%

Revenue

Revenue is comprised of recurring revenue, professional services, hardware, and other revenue. We expect our revenue to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenue, we expect our mix of recurring revenue, and professional services, hardware and other revenue to remain relatively constant. While revenue mix varies by product, recurring revenue consistently represented over 95% of total revenue in the three and six months ended June 30, 2025, compared to 96% in the three and six months ended June 30, 2024.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended June 30,		Variance
	2025	2024	$	%
Recurring	$28,596	$27,051	$1,545	6%
Professional services, hardware and other	1,528	993	535	54%
Total	$30,124	$28,044	$2,080	7%

	Six Months Ended June 30,		Variance
	2025	2024	$	%
Recurring	$61,783	$57,324	$4,459	8%
Professional services, hardware and other	3,195	2,372	823	35%
Total	$64,978	$59,696	$5,282	9%

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

Recurring revenue for the three months ended June 30, 2025 was $28,596, an increase of $1,545, or 6%, from $27,051 for the three months ended June 30, 2024. The increase is primarily due to an increase in tax management solutions.

Recurring revenue for the six months ended June 30, 2025 was $61,783, an increase of $4,459, or 8%, from $57,324 for the six months ended June 30, 2024. The increase is primarily due to an increase in tax management solutions.

Professional Services, Hardware and Other Revenue

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products as well as ERTC revenues that are transactional in nature.

Professional services, hardware and other revenue increased $535, or 54%, for the three months ended June 30, 2025 from the similar period in 2024, primarily due to an increase in professional services, offset with a decrease in non-recurring ERTC revenue. Refer to “Risk Factors” previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 6, 2025, for more information about risks related to our ERTC business.

Professional services, hardware, and other revenue increased $823, or 35%, for the six months ended June 30, 2025 from the similar period in 2024, primarily due to a an increase in professional services.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended June 30, 2025, was $19,911, an increase of $1,043, or 6%, from $18,868 for the three months ended June 30, 2024. Gross profit as a percentage of revenue decreased to 66% for the three months ended June 30, 2025 from 67% for the same period in 2024.

Consolidated gross profit for the six months ended June 30, 2025, was $44,519, an increase of $3,044, or 7%, from $41,475 for the six months ended June 30, 2024. Gross profit as a percentage of revenue remained flat at 69% for the six months ended June 30, 2025 and 2024.

Our cost of sales relates primarily to direct product costs, compensation for operations and related consulting expenses, hardware expenses, facilities, and related expenses and the amortization of our purchased software development costs. We include intangible amortization related to developed and acquired technology within cost of sales.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries and related expenses for sales and marketing staff, including stock-based expenses, commissions, as well as marketing programs, which include events, corporate communications and product marketing activities.

Sales and marketing expenses for the three months ended June 30, 2025 were $8,149, an increase of $1,225, or 18%, from $6,924 for the three months ended June 30, 2024. The increase is primarily due to an increase in headcount resulting in an increase in salaries and wages. Sales and marketing expenses as a percentage of revenue increased to 27% for the three months ended June 30, 2025 from 25% for the same period in 2024.

Sales and marketing expenses for the six months ended June 30, 2025 were $16,535, an increase of $1,844, or 13%, from $14,691 for the six months ended June 30, 2024. The increase is primarily due to an increase in referral fees associated with non-recurring ERTC revenue arrangements. Sales and marketing expenses as a percentage of revenue remained flat at 25% for the six months ended June 30, 2025 and 2024.

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

General and administrative expenses for the three months ended June 30, 2025 were $10,968, an increase of $850, or 8%, from $10,118 for the three months ended June 30, 2024. The increase is primarily attributable to increased personnel compensation expenses along with higher service costs associated with regulatory compliance and customer relationship acquisitions. General and administrative expenses as a percentage of revenue remained flat at 36% for the three months ended June 30, 2025 and 2024.

General and administrative expenses for the six months ended June 30, 2025 were $22,868, an increase of $2,687, or 13%, from $20,181 for the six months ended June 30, 2024. The increase is primarily attributable to an increased personnel compensation expenses along with higher service costs associated with regulatory compliance and customer relationship acquisitions. General and administrative expenses as a percentage of revenue increased to 35% for the six months ended June 30, 2025 compared to 34% for the same period in 2024.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended June 30, 2025 were $1,273, a decrease of $689, or 35%, from $1,962 for the three months ended June 30, 2024. The decrease is primarily attributable to an increase in capitalization of software development expenses driven by continued investments in the development of our products, partially offset by an increase in personnel compensation expenses. R&D expenses as a percentage of revenue decreased to 4% for the three months ended June 30, 2025 from 7% for the same period in 2024.

R&D expenses for the six months ended June 30, 2025 were $3,302, a decrease of $429, or 11%, from $3,731 for the six months ended June 30, 2024. The decrease is primarily attributable to an increase in capitalization of software development expenses driven by continued investments in the development of our products, partially offset by an increase in personnel compensation expenses. R&D expenses as a percentage of revenue decreased to 5% for the six months ended June 30, 2025 from 6% for the same period in 2024.

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2025 was $4,173, an increase of $127, or 3%, from $4,046 for the three months ended June 30, 2024. The increase is primarily attributable to our continuing acquisitions strategy, with additional acquisitions occurring each quarter. Amortization expense as a percentage of revenue remained flat at 14% for the three months ended June 30, 2025 from 14% for the same period in 2024.

Amortization expense for the six months ended June 30, 2025 was $8,481, an increase of $986, or 13%, from $7,495 for the six months ended June 30, 2024. The increase is primarily attributable to our continuing acquisitions strategy, with additional acquisitions occurring each quarter. Amortization expense as a percentage of revenue remained flat at 13% for the six months ended June 30, 2025 from 13% for the same period in 2024.

Interest Income and Expense

Interest income for the three months ended June 30, 2025 was $277 compared to interest income of $261 for the three months ended June 30, 2024. Interest income as a percentage of revenue was 1% for the three months ended June 30, 2025 and 2024. Interest expense for the three months ended June 30, 2025 was $809 compared to interest expense of $208 for the three months ended June 30, 2024. Interest expense as a percentage of revenue was 3% for the three months ended June 30, 2025 compared to 1% for the three months ended June 30, 2024. The increase in Interest expense in the three months ended June 30, 2025 is primarily due to our new Loan Agreement (defined below) with MidCap Financial Trust (“MidCap”) during the quarter.

Interest income for the six months ended June 30, 2025 was $448 compared to interest income of $597 for the six months ended June 30, 2024. Interest income as a percentage of revenue was 1% for the three months ended June 30, 2025 and 2024. Interest expense for the six months ended June 30, 2025 was $1,260 compared to interest expense of $388 for the six months ended June 30, 2024. Interest expense as a percentage of revenue was 2% for the six months ended June 30, 2025 compared to 1% for the six months ended June 30, 2024. The increase in interest expense in the six months ended June 30, 2025 is primarily due to our new Loan Agreement with MidCap during the period.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended June 30, 2025 was $96 of expense compared to $0 for the three months ended June 30, 2024. Other (expense) income, net as a percentage of revenue was negligible for the three months ended June 30, 2025 and 2024.

Other (expense) income, net for the six months ended June 30, 2025 was $92 of income compared to $10 of income for the six months ended June 30, 2024. Other (expense) income, net as a percentage of revenue was negligible for the six months ended June 30, 2025 and 2024.

Income Taxes

For the three months ended June 30, 2025 and 2024, we recorded income tax expense attributable to continuing operations of $843 and $231, respectively, an increase of $612.

For the six months ended June 30, 2025 and 2024, we recorded income tax expense attributable to continuing operations of $1,134 and $264, respectively, an increase of $870.

Net Loss

We incurred a loss of $6,123, or $0.22 per share, during the three months ended June 30, 2025, compared to a loss of $4,360, or $0.17 per share, during the three months ended June 30, 2024. Loss as a percentage of total revenue was 20% and 16% for the three months ended June 30, 2025 and 2024, respectively.

We incurred a loss of $8,521, or $0.31 per share, during the six months ended June 30, 2025, compared to a loss of $4,668, or $0.18 per share, during the six months ended June 30, 2024. Loss as a percentage of total revenue was 13% and 8% for the six months ended June 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	June 30, 2025	December 31, 2024
Cash and cash equivalents(1)	$66,000	$21,425
(1)This balance excludes cash equivalents in funds held for clients.

Working Capital. We had working capital of $64,268 at June 30, 2025, an increase of $50,627 from working capital of $13,641 at December 31, 2024. Working capital as of June 30, 2025 and December 31, 2024 includes $3,724 and $8,363 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $5,151 for the six months ended June 30, 2025 was primarily driven by non-cash adjustments to our net loss of approximately $17,614, primarily due to depreciation, amortization, and share-based compensation. This was offset by changes in operating assets and liabilities, which resulted in a use of $3,942 in cash. Net cash used in operating activities of $1,719 for the six months ended June 30, 2024 was primarily driven by changes in operating assets and liabilities, which results in a use of $10,677 in cash. This was offset by non-cash adjustments to our net loss of approximately $13,626, primarily due to depreciation, amortization, and share-based compensation.

Investing Activities. Net cash used in investing activities of $17,814 for the six months ended June 30, 2025 is primarily due to acquisitions of intangible assets in business combinations or asset acquisitions of $6,346, purchases of available-for-sale securities and maturities of $12,304, and software capitalization costs of $6,470, partially offset by proceeds from sales and maturities of available-for-sale securities of $7,699. Net cash used in investing activities of $7,359 for the six months ended June 30, 2024 is primarily due to purchases of available-for-sale securities and maturities of $6,462 and software capitalization costs of $5,042, partially offset by proceeds from sales and maturities of available-for-sale securities of $8,617.

Financing Activities. Net cash provided by financing activities was $73,097 for the six months ended June 30, 2025, which primarily consisted of net proceeds of $57,982 from the Loan Agreement (defined below) with MidCap and net increase in client fund obligations of $20,461. Net cash used in financing activities was $27,935 for the six months ended June 30, 2024, which primarily consisted of a net decrease in client fund obligations of $28,225.

As of June 30, 2025, we have seven subordinated promissory notes related to acquisitions that occurred during the six months ended June 30, 2025 and prior years with a combined outstanding principal balance of $11,345 and maturity dates ranging from October 1, 2025 to July 1, 2029.

On April 10, 2025, we entered into a Credit, Security and Guaranty Agreement (as amended, the “Loan Agreement”) with MidCap and the lenders from time to time party thereto (such lenders collectively with MidCap, the “Lenders”).

Under the Loan Agreement, we may borrow up to $60,000 from the Lenders, all of which has been funded as of June 30, 2025. The first $20,000 was advanced on April 10, 2024, the closing date of the Loan Agreement. The remaining $40,000 was advanced on June 30, 2025, which funds may only be used for Permitted Acquisitions (as defined in the Loan Agreement). The maturity date of the loan as provided under the Loan Agreement is April 1, 2030 (the “Maturity Date”).

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term SOFR plus 5.00%, subject to a Secured Overnight Financing Rate (“SOFR”) floor of 2.00%. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month. At the time of the final payment of the loan, we will provide a final payment fee of 1.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders.

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.0% per annum in excess of the rate otherwise payable. Under the Loan Agreement, we covenant to maintain (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of 10.00% of the outstanding principal amount of the Loans. As of June 30, 2025, we are in compliance with all covenants under the Loan Agreement.

During July 2025, we entered a Limited Consent, Amendment No. 1, and Joinder to the Loan Agreement and Amendment No. 2 of the Loan Agreement (the “Amendments”). The Amendments, collectively, resulted in an increase in our minimum liquidity threshold from $6,000 (10.00% of the outstanding balance under the Loan Agreement) to $10,000. In addition, we agreed with the Lenders to increase the final payment fee paid to the Lenders at the time of final payment under the loan from 1.00% to 2.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders, in which case, the unaccrued portion of that fee would be waived. Furthermore, Lathem joined the Loan Agreement as Guarantor and the Lenders consented to the Lathem transaction.

Sources of Liquidity. As of June 30, 2025, our principal sources of liquidity consisted of $66,000 of cash and cash equivalents from proceeds of the MidCap Loan Agreement and cash generated from operations of our business over the next twelve months. Additionally, we have access to an “at the market offering” program entered in October 31, 2024, under which we may offer and sell up to $25,000 of newly issued common stock. As of June 30, 2025, there are $25,000 of shares of common stock available for issuance under this program.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

In connection with our chief executive officer and chief financial officer’s review of the disclosure controls and procedures for our Annual Report on Form 10-K for the year ended December 31, 2024, our management concluded that there was a material weakness in our disclosure controls and procedures as described below.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of a material weakness as described below. Notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.

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

Status of Remediation

Management, with oversight from the Audit Committee, has implemented remediation measures to address this material weakness. As of April 29, 2025, automated tracking tools were implemented and activated to ensure complete logging of all program and data changes from the impacted financially relevant systems.

While these remediation activities were completed as of April 29, 2025, the material weakness cannot be considered fully remediated until the updated controls have been in place and operating effectively for a sufficient period of time and management has completed testing to confirm their effectiveness. Management will continue to monitor and evaluate the design and operating effectiveness of these controls.

Planned Conclusion

The Company expects to continue evaluating the effectiveness of the remediated controls throughout the remainder of the year. If these controls are determined to operate effectively for a sufficient period of time, management expects to conclude that the material weakness has been fully remediated in a future reporting period based on sufficient and appropriate evidence of operating effectiveness.

Change in Internal Controls over Financial Reporting

Other than the material weakness and remediation discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of June 30, 2025, we were not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We have updated certain risk factors described in Part I, Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K (the “Risk Factors”) to reflect the entering of the Credit, Security and Guaranty Agreement with MidCap Financial Trust. The Risk Factors, as updated below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factors described below update the risk factors disclosed in Part I, Item 1A. in our 2024 Annual Report on Form 10-K to include additional information and should be read in conjunction with the risk factors in our 2024 Annual Report on Form 10-K.

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

Volatility and weakness in bank and capital markets may adversely affect credit availability and related interest and financing costs for us.

Banking and capital markets have recently and may in the future experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and to obtain financing. If we are unable to refinance outstanding debt, such volatility could also increase interest rates, which would increase costs related to our variable-rate debt agreement. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws, or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. Any of these results could have a material adverse effect on our business, financial condition, and results of operations.

Changes in international trade policies, tariffs, and treaties affecting imports may have a material adverse effect on our business, financial condition, and results of operations.

Recent increase in tariffs and the impositions of new trade restrictions by the United States and other countries have created uncertainty and volatility in global markets. These tariffs, particularly those affecting the imports of raw materials, components, and finished goods from key manufacturing regions, may significantly increase our cost of goods sold for our Time and Attendance products. Furthermore, changes in trade policy, the introduction of new tariffs, or further escalation of trade tensions could exacerbate these risks. If we are unable to mitigate these increased costs through pricing changes or finding alternative sourcing solutions, our financial position and results of operations may be adversely effected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers have entered into, amended, or terminated, a 10b5-1 trading plan.

On July 31, 2025, we entered Amendment No. 2 to our Loan Agreement with the Lenders, which increased our minimum liquidity threshold to $10,000.

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
2.1+
Equity Purchase Agreement, dated July 1, 2025, by and among Pendulum Holding, Inc., the equityholders of Pendulum Holding, Inc., Lathem Time 2025, LLC (f/k/a Lathem Time Corporation) and Asure Software, Inc (Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-34522), filed July 1, 2025.

10.1+
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

10.2+
Limited Consent, Amendment No. 1 and Joinder to Credit, Security and Guaranty Agreement, dated July 1, 2025, by and among Asure Software, Inc., Asure Operations LLC, Asure Customer & IP Holdco LLC, Asure Payroll Tax Management LLC, Asure Benefits Management LLC, Asure Treasury Management, LLC, Lathem Time 2025 LLC, MidCap Financial Trust and the lenders from time to time party thereto (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34522), filed July 1, 2025.

10.3+
Amendment No. 2 to the Credit, Security and Guaranty Agreement, dated July 31, 2025, by and among Asure Software, Inc., Asure Operations LLC, Asure Customer IP & Holdco LLC, Asure Payroll Tax Management LLC, Asure Benefits Management LLC, Asure Treasury Management LLC, Lathem Time 2025 LLC, MidCap Financial Trust and the lenders from time to time party thereto.

10.4
Fourth Amended and Restated Rights Agreement by and between Asure Software, Inc. and Equiniti Trust Company LLC to be effective October 28, 2025 (Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-34522), filed April 16, 2025).

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

101
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

+    Certain schedules and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Rule S-K. The Company undertakes to furnish supplementally a copy of all omitted schedules and attachments to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: July 31, 2025	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2025	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer
(Principal Financial and Accounting Officer)