Form 10-Q
period 2025-09-30
ASURE SOFTWARE INC
filed 2025-10-30
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of October 29, 2025, 27,763,877 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$21,520	$21,425
Accounts receivable, net of allowance for credit losses of $7,625 and $6,328 at September 30, 2025, and December 31, 2024, respectively	14,563	18,154
Inventory	2,304	195
Prepaid expenses and other current assets	6,368	4,888
Total current assets before funds held for clients	44,755	44,662
Funds held for clients	148,338	192,615
Total current assets	193,093	237,277
Property and equipment, net	25,740	19,669
Goodwill	115,759	94,724
Intangible assets, net	92,231	69,114
Operating lease assets, net	5,626	4,041
Other assets, net	14,627	11,813
Total assets	$447,076	$436,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$6,213	$7,008
Accounts payable	2,567	1,364
Accrued compensation and benefits	3,401	4,485
Lease liabilities, current	1,871	1,438
Other accrued liabilities	8,240	6,600
Deferred revenue	7,090	8,363
Total current liabilities before client fund obligations	29,382	29,258
Client fund obligations	148,873	194,378
Total current liabilities	178,255	223,636
Long-term liabilities:
Deferred revenue	2,267	3,430
Deferred tax liability	4,115	2,612
Notes payable, net of current portion	64,157	5,709
Lease liabilities, noncurrent	4,925	3,578
Other liabilities	270	358
Total long-term liabilities	75,734	15,687
Total liabilities	253,989	239,323
Commitments and contingencies - Note 8
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 27,727 and 26,671 shares issued, 27,727 and 26,671 shares outstanding at September 30, 2025, and December 31, 2024, respectively	277	267
Treasury stock at cost, zero(1) shares at September 30, 2025, and December 31, 2024	—	—
Additional paid-in capital	513,587	504,849
Accumulated deficit	(321,109)	(307,226)
Accumulated other comprehensive income (loss)	332	(575)
Total stockholders’ equity	193,087	197,315
Total liabilities and stockholders’ equity	$447,076	$436,638
  (1) The aggregate Treasury stock of prior repurchases of our own common stock was retired and subsequently issued effective January 1, 2024. See the Condensed
Consolidated Statement of Changes in Stockholders' Equity for the impact of this transaction.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Recurring	$31,841	$28,626	$93,624	$85,950
Professional services, hardware and other	4,411	678	7,606	3,050
Total revenue	36,252	29,304	101,230	89,000
Cost of Sales	13,110	9,600	33,569	27,821
Gross profit	23,142	19,704	67,661	61,179
Operating expenses:
Sales and marketing	9,043	6,680	25,578	21,371
General and administrative	11,655	10,378	34,523	30,559
Research and development	1,174	1,973	4,476	5,704
Amortization of intangible assets	4,769	4,295	13,250	11,790
Total operating expenses	26,641	23,326	77,827	69,424
Loss from operations	(3,499)	(3,622)	(10,166)	(8,245)
Interest income	250	165	698	762
Interest expense	(1,966)	(274)	(3,226)	(662)
Other income, net	220	—	312	10
Loss from operations before income taxes	(4,995)	(3,731)	(12,382)	(8,135)
Income tax expense	367	170	1,501	434
Net loss	(5,362)	(3,901)	(13,883)	(8,569)
Other comprehensive income:
Unrealized gain on marketable securities	237	1,340	907	1,105
Comprehensive loss	$(5,125)	$(2,561)	$(12,976)	$(7,464)

Basic and diluted loss per share
Basic	$(0.19)	$(0.15)	$(0.51)	$(0.33)
Diluted	$(0.19)	$(0.15)	$(0.51)	$(0.33)

Weighted average basic and diluted shares
Basic	27,566	26,429	27,257	25,870
Diluted	27,566	26,429	27,257	25,870

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2024	26,671	$267	$—	$504,849	$(307,226)	$(575)	$197,315
Stock issued upon option exercise and vesting of restricted and performance stock units	451	4	—	437	—	—	441
Share-based compensation	—	—	—	1,863	—	—	1,863
Net loss	—	—	—	—	(2,398)	—	(2,398)
Other comprehensive income	—	—	—	—	—	442	442
Balance at March 31, 2025	27,122	$271	$—	$507,149	$(309,624)	$(133)	$197,663

Stock issued upon option exercise and vesting of restricted and performance stock units	189	2	—	239	—	—	241
Stock issued, ESPP	54	1	—	351	—	—	352
Share-based compensation	—	—	—	1,891	—	—	1,891
Net loss	—	—	—	—	(6,123)	—	(6,123)
Other comprehensive income	—	—	—	—	—	228	228
Balance at June 30, 2025	27,365	$274	$—	$509,630	$(315,747)	$95	$194,252

Stock issued upon option exercise and vesting of restricted stock units	100	1	—	(24)	—	—	(23)
Stock issued for acquisitions	124	1	—	956	—	—	957
Stock issued for debt payment	138	1		1,058	—	—	1,059
Share-based compensation	—	—	—	1,967	—	—	1,967
Net loss	—	—	—	—	(5,362)	—	(5,362)
Other comprehensive income	—	—	—	—	—	237	237
Balance at September 30, 2025	27,727	$277	$—	$513,587	$(321,109)	$332	$193,087

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	24,998	$254	$(5,017)	$487,973	$(290,440)	$(1,115)	$191,655
Stock issued upon option exercise and vesting of restricted stock units	301	3	—	173	—	—	176
Stock issued for acquisitions	450	5	—	4,489	—	—	4,494
Share-based compensation	—	—	—	1,902	—	—	1,902
Retirement and reissuance of treasury shares	—	(4)	5,017	—	(5,013)	—	—
Net income	—	—	—	—	(308)	—	(308)
Other comprehensive loss	—	—	—	—	—	(244)	(244)
Balance at March 31, 2024	25,749	$258	$—	$494,537	$(295,761)	$(1,359)	$197,675

Stock issued upon option exercise and vesting of restricted stock units	58	—	—	63	—	—	63
Stock issued, ESPP	61	1	—	332	—	—	333
Stock issued for acquisitions	50	—	—	323	—	—	323
Share-based compensation	—	—	—	1,488	—	—	1,488
Net loss	—	—	—	—	(4,360)	—	(4,360)
Other comprehensive income	—	—	$—	—	—	9	9
Balance at June 30, 2024	25,918	$259	$—	$496,743	$(300,121)	$(1,350)	$195,531

Stock issued upon option exercise and vesting of restricted stock units	97	1	—	329	—	—	330
Stock issued for acquisitions	525	5	—	4,257	—	—	4,262
Share-based compensation	—	—	—	1,591	—	—	1,591
Net loss	—	—	—	—	(3,901)	—	(3,901)
Other comprehensive income	—	—	$—	—	—	1,340	1,340
Balance at September 30, 2024	26,540	$265	$—	$502,920	$(304,022)	$(10)	$199,153

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,883)	$(8,569)
Adjustments to reconcile loss to net cash provided by (used in) operations:
Depreciation and amortization	19,337	16,200
Amortization of operating lease assets	1,137	1,025
Amortization of debt financing costs and discount	926	531
Non-cash interest expense	2,300	—
Net accretion of discounts on available-for-sale securities	(332)	(273)
Provision for expected losses	1,121	111
Provision for deferred income taxes	1,503	388
Gain on extinguishment of debt	(119)	—
Net realized gains on sales of available-for-sale securities	(2,068)	(1,929)
Share-based compensation	5,721	4,981
Changes in operating assets and liabilities:
Accounts receivable	4,490	(3,142)
Inventory	1,272	(78)
Prepaid expenses and other assets	(1,147)	(1,656)
Operating lease right-of-use assets	14	—
Accounts payable	729	(1,253)
Accrued expenses and other long-term obligations	(2,918)	(1,052)
Lease liabilities	(1,236)	(1,139)
Deferred revenue	(5,923)	(4,539)
Net cash provided by (used in) operating activities	10,924	(394)
Cash flows from investing activities:
Business combination consideration, net of cash acquired	(37,500)	(7,900)
Acquisition of intangible assets	(14,967)	(4,497)
Purchases of property and equipment	(515)	(546)
Software capitalization costs	(10,271)	(7,677)
Purchases of available-for-sale securities	(36,655)	(10,914)
Proceeds from sales and maturities of available-for-sale securities	21,738	13,325
Net cash used in investing activities	(78,170)	(18,209)
Cash flows from financing activities:
Payments of finance lease principal	(5)	—
Proceeds from notes payable, net of issuance costs	57,982	—
Payments of notes payable	(5,000)	(420)
Debt extinguishment costs	(100)	—
Payments made on amounts due for the acquisition of intangible assets	(1,381)	(658)
Net proceeds from issuance of common stock	1,011	902
Capital raise fees	—	(47)
Net change in client fund obligations	(45,506)	(26,068)
Net cash provided by (used in) financing activities	7,001	(26,291)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(60,245)	(44,894)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	145,712	177,622
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$85,467	$132,728

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$21,520	$11,248
Restricted cash and restricted cash equivalents included in funds held for clients	63,947	121,480
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$85,467	$132,728

Supplemental information:
Cash paid for interest	$1,720	$—
Cash paid for income taxes	$—	$15

Non-cash investing and financing activities:
Acquisition of intangible assets	$1,603	$6,918
Notes payable issued for acquisitions	$5,078	$3,138
Shares issued for acquisitions	$956	$9,125
Shares issued for debt payments	$1,059	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)
(Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, Recruiting, Time & Attendance software, HR management tools, and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay™, our payroll card, which we provide in association with our partners, offers employees fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

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

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas, and from our other office locations in Alabama, California, Florida, Georgia, New Jersey, New York, North Carolina, Ohio, South Dakota, Tennessee, Texas, Virginia, and Vermont.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, they do not include all information and footnotes required under U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2025, comprehensive loss and changes in stockholders’ equity for the three and nine months ended September 30, 2025, and 2024, and cash flows for the nine months ended September 30, 2025, and 2024. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the consolidated financial position or consolidated results of operations of the Company.

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

INVENTORIES

Our inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on an average cost basis. Items included in costs of inventory consist of labor, material, overhead costs, freight in, and additional transactions costs such as taxes and tariffs.

Provisions are made if the cost of inventories exceeds their net realizable value and is charged to cost of sales. We did not recognize any provision for the three and nine months ended September 30, 2025 and 2024.

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

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that, for estimating expected credit losses, current conditions as of the balance sheet date will remain constant through the remaining life of the assets. The practical expedient is available to all entities. The standard becomes effective for all entities for annual periods beginning after December 15, 2025. We are currently evaluating this standard and the potential effects of these changes to our consolidated financial statements.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As of September 30, 2025, and December 31, 2024, accumulated other comprehensive income (loss) consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2025

Business Combinations

Effective July 1, 2025, we acquired 100% of the membership interests of Lathem Time 2025 LLC (f/k/a Lathem Time Corporation, “Lathem”), whose technology will be used to expand the capabilities of our broader suite of HR solutions, specifically in timekeeping systems. The aggregate purchase price that we paid for the membership interests was $39,497, consisting of $37,500 paid in cash on hand and the remaining $2,221 in the form of a promissory note ($1,997 net of discount).

The following table summarizes the amounts of assets acquired and liabilities assumed at the acquisition date, valued at their estimated acquisition-date fair value:

Acquisition Date Fair Value
Accounts receivable	$2,020
Inventory	3,380
Prepaid expenses and other current assets	177
Property and equipment, net	185
Intangible assets, net	16,500
Operating lease assets, net	826
Other assets, net	777
Total assets acquired	23,865
Accounts payable	474
Operating lease liabilities, current	826
Other accrued liabilities	615
Deferred revenue	3,488
Total liabilities assumed	5,403
Total net assets acquired	18,462
Goodwill	21,035
Total purchase price	$39,497

The goodwill of $21,035 arising from the acquisition consists largely of the synergies and economies of scale expected from combining our operations with Lathem and is expected to be deductible for tax purposes.

Lathem contributed net revenues of $4,631, of which $2,710 are recurring revenues, and net income of $708 to our consolidated total operating activity from the acquisition date of July 1, 2025, through September 30, 2025.

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the transaction had occurred as of January 1, 2024, prepared in accordance with ASC 805:

	Pro Forma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$36,252	$33,936	$110,608	$102,797
Net loss	$(5,174)	$(4,923)	$(13,682)	$(12,622)

Pro forma earnings for the nine months ended September 30, 2025, were adjusted to exclude $733 of legal costs associated with the acquisition that were recognized in general and administrative expense. Pro forma earnings for the nine months ended September 30, 2024, were adjusted to include these charges.

Asset Acquisitions

During the nine months ended September 30, 2025, we completed six customer relationship asset acquisitions. The total purchase price of these acquisitions was $19,363, which consisted of $14,990 of cash paid during the nine months ended September 30, 2025, $371 of cash to be paid over the next 12 months, the delivery of promissory notes in the amount of $3,046, net of discounts, and the delivery of 124 shares of Asure common stock, which had an aggregate fair value of $956 at the acquisition dates. The purchase prices for certain of these acquisitions are subject to adjustments for contingent events which are generally expected to occur over the next one to two years following September 30, 2025, including revenue generated from the acquired assets. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

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

The purchase consideration was allocated among the acquired assets, which consist of a customer relationships intangible asset with fair value of $2,700, and a developed technology intangible asset with a fair value of $3,200. Additionally, we assumed $237 of deferred revenue and $498 of other accrued liabilities as part of the transaction. The intangible assets are being amortized on a straight-line basis over eight and seven years, respectively.

The remaining $8,713 of excess purchase consideration was allocated to goodwill, which is generally expected to be deductible for tax purposes. This represents the knowledge and experience of the employees retained as part of the transaction as well as the synergies and economies of scale expected from expanding the Midwest operating region to a national scale.

Asset Acquisitions

During the year ended December 31, 2024, we completed eleven customer relationship asset acquisitions. The total purchase price of these acquisitions was $15,206, which consisted of $5,842 of cash paid during the year ended December 31, 2024, $1,381 of cash paid during the nine months ended September 30, 2025, $1,462 of cash to be paid over the next 12 months, $235 of cash to be paid thereafter, the delivery of promissory notes in the amount of $1,423, net of discounts, and the delivery of 500 shares of Asure common stock, which had an aggregate fair value of $4,863 at the acquisition dates. The purchase prices for certain of these acquisitions are subject to adjustments for contingent events which are generally expected to occur over the next one to three years following September 30, 2025, including revenue generated from the acquired assets. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis for the periods presented below (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
September 30, 2025
Assets:
Funds held for clients
Money market funds	$1,250	$1,250	$—	$—
Available-for-sale securities	84,391	—	84,391	—
Total	$85,641	$1,250	$84,391	$—

December 31, 2024
Assets:
Funds held for clients
Money market funds	$8,105	$8,105	$—	$—
Available-for-sale securities	68,328	—	68,328	—
Total	$76,433	$8,105	$68,328	$—

Cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following for the periods presented below (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
September 30, 2025
Cash equivalents	$1,251	$—	$(1)	$1,250
Available-for-sale securities:
Corporate debt securities	78,556	461	(118)	78,899
Municipal bonds	2,004	—	(33)	1,971
U.S. Government agency securities	3,498	23	—	3,521
Total available-for-sale securities	84,058	484	(151)	84,391

Total(2)	$85,309	$484	$(152)	$85,641

December 31, 2024
Cash equivalents	$8,115	$—	$(10)	$8,105
Available-for-sale securities:
Corporate debt securities	63,253	164	(619)	62,798
Municipal bonds	3,194	—	(104)	3,090
U.S. Government agency securities	2,449	6	(15)	2,440
Total available-for-sale securities	68,896	170	(738)	68,328

Total(2)	$77,011	$170	$(748)	$76,433
(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). As of September 30, 2025, and December 31, 2024, there were 122 and 45 securities, respectively, in an unrealized gain position and there were 30 and 89 securities in an unrealized loss position, respectively. As of September 30, 2025, these unrealized losses were less than $18 individually and $151 in the aggregate. As of December 31, 2024, these unrealized losses were less than $38 individually and $738 in the aggregate. We invest in high quality securities with roughly 76% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. We have no material individual securities that have been in a continuous unrealized loss position greater than twelve months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)At September 30, 2025 and December 31, 2024, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that we have classified for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories for the periods presented below (in thousands):

	September 30, 2025	December 31, 2024
Restricted cash and cash equivalents held to satisfy client funds obligations	$63,947	$124,287
Restricted short-term marketable securities held to satisfy client funds obligations	11,376	5,273
Restricted long-term marketable securities held to satisfy client funds obligations	73,015	63,055
Total funds held for clients	$148,338	$192,615

Expected maturities of available-for-sale securities are as of September 30, 2025, are as follows (in thousands):

One year or less	$11,376
After one year through five years	73,015
Total	$84,391

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2024	Acquisitions	September 30, 2025
Goodwill	$94,724	$21,035	$115,759

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of September 30, 2025, there has been no impairment of goodwill based on the qualitative assessments we have performed.

Gross Intangible Assets	December 31, 2024	Acquisitions	September 30, 2025
Customer relationships	$148,097	$32,850	$180,947
Developed technology	15,201	4,300	19,501
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
Total	$165,210	$37,150	$202,360

The gross carrying amount and accumulated amortization of our intangible assets are as follows for the periods presented below (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
September 30, 2025
Customer relationships	8.5	$180,947	$(96,313)	$84,634
Developed technology	6.6	19,501	(11,985)	7,516
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(951)	81
	8.2	$202,360	$(110,129)	$92,231

December 31, 2024
Customer relationships	8.6	$148,097	$(83,074)	$65,023
Developed technology	6.5	15,201	(11,201)	4,000
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(941)	91
	8.3	$165,210	$(96,096)	$69,114

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in operating expenses were $13,250 and $11,790 for the nine months ended September 30, 2025 and 2024, respectively. Amortization expenses recorded in cost of sales were $783 and $150 for the nine months ended September 30, 2025 and 2024, respectively. There was no impairment of intangibles during the nine months ended September 30, 2025, based on the qualitative assessment we performed. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of September 30, 2025 (in thousands):

2025 (Remaining)	$5,368
2026	18,522
2027	16,328
2028	14,883
2029	12,719
2030	9,089
Thereafter	15,322
$92,231

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	September 30, 2025	December 31, 2024
Notes Payable – Acquisitions(1)	10/01/25 - 07/01/29	2.00% - 4.00%	$14,475	$9,943
Notes Payable – Other	11/01/25	10.00%	—	5,000
Notes Payable – MidCap	04/01/30	9.66%	60,000	—
Gross Notes Payable			$74,475	$14,943
(1)See Note 3 — Business Combinations and Asset Acquisitions and Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
September 30, 2025
Current portion of notes payable	$6,784	$(571)	$6,213
Notes payable, net of current portion	67,691	(3,534)	64,157
Total	$74,475	$(4,105)	$70,370

December 31, 2024
Current portion of notes payable	$7,578	$(570)	$7,008
Notes payable, net of current portion	7,365	(1,656)	5,709
Total	$14,943	$(2,226)	$12,717

The following table summarizes the future principal payments related to our outstanding debt as of September 30, 2025 (in thousands):

2025 (Remaining)	$2,200
2026	5,804
2027	3,471
2028	—
2029	48,000
2030	15,000
Total	$74,475

Notes Payable - Acquisitions

As of September 30, 2025, we have nine promissory notes related to acquisitions that occurred during the nine months ended September 30, 2025, and prior years with a combined outstanding principal balance of $14,475 and maturity dates ranging from October 1, 2025, to July 1, 2029. All of these promissory notes are subordinated to our Loan Agreement with MidCap (defined below). See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the issuance of notes payable related to acquisitions.

On August 13, 2025, we prepaid the outstanding balance on one of our acquisition-related promissory notes through the issuance of shares of our common stock. Prior to extinguishment, the promissory note had an outstanding principal balance of $1,000 and would mature on February 22, 2026. In connection with the extinguishment, the principal balance of the note was reduced by $118 for indemnifiable claims related to the acquisition. The remaining $956 of principal and accrued interest was repaid with 91 shares of common stock, having a fair value of $701.

See Note 12 — Subsequent Events for the details of an extinguishment of an acquisition-related promissory note through the issuance of shares of our common stock after the reporting period.

Notes Payable - Other

In November 2024, we delivered a promissory note to an unrelated third party in exchange for cash. As of December 31, 2024, the promissory note had an outstanding principal balance of $5,000 and would mature on November 1, 2025. On April 10, 2025, we agreed to repay the outstanding balance on our unrelated third-party promissory note prior to its maturity using the proceeds of the Loan Agreement (described below). In connection with the extinguishment, we paid the lender an aggregate amount of $5,197 (the “Payoff Amount”) in full payment of our outstanding obligations under the Note. The Payoff Amount represented $5,097 of outstanding principal and interest on the unpaid principal balance and a $100 prepayment fee.

Notes Payable - MidCap

On April 10, 2025, we entered into a Loan Agreement with MidCap and the lenders from time to time party thereto (such lenders collectively with MidCap, the “Lenders”). Under the Loan Agreement, we may borrow up to $60,000 from the Lenders, all of which has been funded as of September 30, 2025. The maturity date of the loan as provided under the Loan Agreement is April 1, 2030 (the “Maturity Date”).

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term Secured Overnight Financing Rate (“SOFR”) plus 5.00%, subject to a SOFR floor of 2.00%. This rate was 9.66% as of September 30, 2025. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month. At the time of final payment under the loan, we will provide a final payment fee of 2.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.0% per annum in excess of the rate otherwise payable. Under the Loan Agreement, we covenant to maintain a (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of $10,000. As of September 30, 2025, we are in compliance with all covenants under the Loan Agreement.

In connection with the Loan Agreement and subsequent draw, we incurred $2,025 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Loan Agreement, of which $7 was unpaid as of September 30, 2025. As a result, net proceeds of all borrowings under the Loan Agreement were $57,975.

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $7,625, were $14,563 at September 30, 2025. Receivables from contracts with customers, net of allowance for credit losses of $6,328, were $18,154 at December 31, 2024. We had a provision for expected losses of $1,121, write-offs charged against the allowance for credit losses of $562, and recoveries on previously written off receivables of $737 during the nine months ended September 30, 2025. We had a provision for expected losses of $111, write-offs charges against the allowance for credit losses of $16, and recoveries on previously written off receivables of $1,267 during the nine months ended September 30, 2024. The increase in provision for expected losses is primarily due to regulatory and legislative changes impacting our expectation on current and future credit losses related to professional service receivables associated with Employee Retention Tax Credits. No customer represented more than 10% of our net accounts receivable balance as of September 30, 2025, and December 31, 2024.

Contract Assets

Costs to Fulfill Contracts

Contract assets from contracts with customers were $2,726 and $1,712 at September 30, 2025 and December 31, 2024, respectively.

Costs to Obtain Contracts

Deferred commission costs from contracts with customers were $14,467 and $12,351 at September 30, 2025 and December 31, 2024, respectively. The amount of amortization recognized for the three and nine months ended September 30, 2025 was $839 and $2,453, respectively, and for the three and nine months ended September 30, 2024 was $689 and $1,548, respectively.

Deferred Revenue

During the three and nine months ended September 30, 2025, revenue of $1,834 and $10,391, respectively, and during the three and nine months ended September 30, 2024, revenue of $286 and $6,409, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2025, approximately $84,701 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 39% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter. These amounts exclude remaining performance obligations related to contracts for professional services for tax and payroll offerings whose remaining contractual term is less than one year as of September 30, 2025.

Revenue Concentration

During the nine months ended September 30, 2025 and 2024, there were no customers that individually represented 10% or more of consolidated revenue.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into office space lease agreements, which qualify as operating leases under ASC 842 (“Leases”). Under such leases, the lessors receive annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses.

We have entered into a software license agreement, which qualifies as a finance lease under ASC 842 (“Leases”). Under this lease, the lessor receives fixed payments over a period of four years, after which we take ownership of the software and source code. The resulting software asset is included in property and equipment, net, in the accompanying Condensed Consolidated Balance Sheets. We record amortization for the related asset over its useful life on a straight-line basis and recognize interest expense under the effective interest method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, these expenses are included in general and administrative expenses and interest expense, respectively.

The components of the lease-related expenses are as follows for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost:
Rent expense	$577	$501	$1,631	$1,454
Sublease income	—	—	—	(4)
Total operating lease cost	$577	$501	$1,631	$1,450

Finance lease cost:
Amortization of assets	$5	$—	$5	$—
Interest on lease liabilities	2	—	2	—
Total finance lease cost	$7	$—	$7	$—

For purposes of calculating the lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% as of September 30, 2025, and December 31, 2024. The weighted average remaining lease term for our operating leases is three years and four years as of September 30, 2025 and December 31, 2024, respectively. The discount rate of our finance lease is 11% as of September 30, 2025. The remaining lease term for our finance lease is four years as of September 30, 2025.

Supplemental cash flow information related to leases are as follows for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows from operating leases	$1,652	$1,560
Non-cash activities:
Operating lease assets obtained or removed in exchange for new, modified or terminated operating lease liabilities	$2,723	$419
Finance lease assets obtained or removed in exchange for new, modified, or terminated finance lease liabilities	$284	$—

Future minimum commitments over the life of all operating and financing leases, which exclude variable rent payments, are as follows for the period presented below (in thousands):

	Operating Leases	Finance Leases
2025 (Remaining)	$613	$22
2026	2,258	88
2027	1,954	88
2028	1,787	87
2029	1,035	58
2030	208	—
Thereafter	27	—
Total minimum lease payments	7,882	343
Less: imputed interest	(1,366)	(63)
Total lease liabilities	$6,516	$280

Contingencies

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2025, we were not currently a party to any material legal proceedings.

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our stockholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”); however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares reserved for issuance under the 2018 Plan is 6,998 shares. We have an aggregate of 2,341 options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted and outstanding pursuant to the 2018 Plan as of September 30, 2025. As of September 30, 2025, the number of shares available for future grant under the 2018 Plan is 2,589.

Share-based compensation for our stock option plans for the three and nine months ended September 30, 2025, was $1,967 and $5,721, respectively, and for the three and nine months ended September 30, 2024, was $1,591 and $4,981, respectively. Issuance of common stock related to the exercise of stock options and the vesting of restricted stock units (including restricted stock units that converted from performance stock units) are as follows for the period presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock issued - options(1)	4	51	369	86
Common stock issued - RSU(1)(2)	100	46	555	370
(1)Included in these amounts are 4 and 184 shares withheld for taxes or in connection with a cashless exercise of options during the three and nine months ended September 30, 2025, respectively.
(2)Included in these amounts are 159 restricted stock units during the nine months ended September 30, 2025, and 109 restricted stock units during the nine months ended September 30, 2024, that were converted from performance stock units which vested during those periods. There were no stock units converted from performance stock units during the three months ended September 30, 2025 and 2024.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic:
Net loss	$(5,362)	$(3,901)	$(13,883)	$(8,569)
Weighted-average shares of common stock outstanding	27,566	26,429	27,257	25,870
Basic loss per share	$(0.19)	$(0.15)	$(0.51)	$(0.33)

Diluted:
Net loss	$(5,362)	$(3,901)	$(13,883)	$(8,569)
Weighted-average shares of common stock outstanding	27,566	26,429	27,257	25,870
Diluted loss per share	$(0.19)	$(0.15)	$(0.51)	$(0.33)

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

The operating financial results of our single reportable segment for three and nine months ended September 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$36,252	$29,304	$101,230	$89,000

Significant segment expenses
Compensation	22,926	20,950	67,894	61,553
Non-compensation	11,902	7,507	30,081	23,497
Deferred software and commission costs	(4,233)	(2,965)	(11,649)	(8,990)
Amortization, depreciation, and other noncash expenses	9,518	7,604	26,566	21,619
Other segment expenses (income)(1)	1,501	109	2,221	(110)
Total expenses	41,614	33,205	115,113	97,569
Net loss	$(5,362)	$(3,901)	$(13,883)	$(8,569)
(1)Other segment expenses include interest expense (income) and other business expense (income)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to September 30, 2025, but before the filing of the financial statements, we completed a customer relationship asset acquisition. The total purchase price of this acquisition was $1,146, which consisted of $700 of cash paid at close and the delivery of a promissory note in the amount of $446, net of discount.

On October 30, 2025, we partially repaid the outstanding balance on one of our acquisition-related promissory notes through the issuance of shares of our common stock and cash payment of accrued interest. Prior to the transaction, the promissory note had an outstanding principal balance of $3,000 and would mature on July 1, 2029. In connection with the partial extinguishment, the holders of the promissory note agreed to reduce the principal balance of the portion of the note by $300 in consideration of the early repayment. The remaining $1,700 of principal was repaid with 201 shares of common stock, having an estimated fair value of $1,511, and $20 of accrued interest was paid with cash. After the partial extinguishment, the outstanding principal balance of the note is $1,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements made by management that may constitute “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements about our financial results may include expected or projected U.S GAAP and other operating and non-operating results. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, our results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to—risks associated with breaches of our security measures; risks related to material weaknesses; possible fluctuations in our financial and operating results; privacy concerns and laws and other regulations that may limit the effectiveness of our applications; the financial and other impact of any previous and future acquisitions; domestic and international regulatory developments, including tarriffs, changes to or applicability to our business of privacy and data securities laws, money transmitter laws, laws related to earned wage access and anti-money laundering laws; regulatory pressures on economic relief enacted as a result of the COVID-19 pandemic that change or cause different interpretations with respect to eligibility for such programs; risk of our software and solutions not functioning adequately; interruptions, delays or changes in our services or our Web hosting; potential debt incurred to meet future capital requirements; volatility and weakness in bank and capital markets; access to additional capital; significant costs as a result of operating as a public company; the expiration of Employee Retention Tax Credits (“ERTC”) and the impact of recent regulatory and other measures by governmental authorities regarding ERTC claims and the corresponding cash collections of existing receivables; the inability to continue to release timely updates for changes in laws; the inability to develop new and improved versions of our services and technological developments; customer’s nonrenewal of their agreements and other similar changes could negatively impact revenue, operating results and financial conditions; the exposure of market, interest, credit and liquidity risk on client funds held in trust; our operations in highly competitive markets; risk that our clients could have insufficient funds that could result in limitations in the ability to transmit ACH transactions; impairment of intangible assets; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; various financial aspects of our Software-as-a-Service model; adverse effects to our business a result of claims, lawsuits, and other proceedings; issues in the use of artificial intelligence in our HCM products and services; adverse changes to financial accounting standards to us; inability to maintain third-party licensed software; evolving regulation of the Internet, changes in the infrastructure underlying the Internet or interruptions in Internet services; factors affecting our deferred tax assets and ability to value and utilize them; the nature of our business model; inability to adopt new or correctly interpret existing money service and money transmitter business status; our ability to hire, retain and motivate employees and manage our growth; interruptions to supply chains and extended shut down of businesses; potential enactment of adverse tax laws, regulation, political, economic and social factors; potential sales of a substantial number of shares of our common stock along with its volatility; and risks associated with potential equity-related transactions including dividends, rights under the stockholder plan to discourage certain actions and other impacts as a result of actions of our stockholders.

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

OVERVIEW

The following review of Asure’s financial position as of September 30, 2025, and December 31, 2024, and results of operations for the three and nine months ended September 30, 2025 and 2024, should be read in conjunction with our 2024 Annual Report on Form 10-K filed with the SEC on March 6, 2025 and our quarterly reports filed with the SEC on May 1, 2025, and July 31, 2025. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q. However, we do post information on the investor relations page of our website that we believe may be of interest to our investors. Asure’s internet website address is www.asuresoftware.com.

Our Business

We are a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, Recruiting, Time & Attendance software, HR management tools, and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay™, our payroll card, which we provide in association with our partners, offers employees fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

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

On July 1, 2025, we acquired Lathem Time 2025 LLC (f/k/a Lathem Time Corporation, “Lathem”), a trusted name in employee time and attendance solutions. Lathem’s existing cloud-based time and attendance solutions and customer base will add to the scale of our existing time and attendance business. The acquisition enables us to both improve our existing time and attendance offerings as well as allow us to cross-sell our full suite of HCM products to the new customer base.

During the three months ended September 30, 2025, we completed two customer relationship asset acquisitions as part of our ongoing acquisition strategy. The total purchase price of these acquisitions was $11,227, which consisted of $8,252 of cash paid during the three months ended September 30, 2025, $173 of cash to be paid over the next 12 months, the delivery of promissory notes in the amount of $1,896, net of discounts, and the delivery of 124 shares of Asure common stock, which had an aggregate fair value of $956 at the acquisition dates. The purchase price for one acquisition is subject to an adjustment for contingent events which are generally expected to occur over the next one to two years, including revenue generated from the acquired assets.

Subsequent to September 30, 2025, but before the filing of the financial statements, we completed a customer relationship asset acquisition. The total purchase price of this acquisition was $1,146, which consisted of $700 of cash paid at close and the delivery of a promissory note in the amount of $446, net of discount.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenue represented by certain items in our Condensed Consolidated Statements of Comprehensive Loss:

	Nine Months Ended September 30,
	2025	2024
Revenue	100%	100%
Gross profit	67%	69%
Sales and marketing	25%	24%
General and administrative	34%	34%
Research and development	4%	6%
Amortization of intangible assets	13%	13%
Total operating expenses	77%	78%
Interest income	1%	1%
Interest expense	(3)%	(1)%
Other income, net	—%	—%
Loss from operations before income taxes	(12)%	(9)%
Net loss	(14)%	(10)%

Revenue

Revenue is comprised of recurring revenue, professional services, hardware, and other revenue. We expect our revenue to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenue, we expect our mix of recurring revenue, and professional services, hardware and other revenue to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 88% and 92% of total revenue in the three and nine months ended September 30, 2025, respectively, compared to 98% and 97% in the three and nine months ended September 30, 2024, respectively. This decrease was due to the increase in hardware sales as a result of time and attendance business growth.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended September 30,		Variance
	2025	2024	$	%
Recurring	$31,841	$28,626	$3,215	11%
Professional services, hardware and other	4,411	678	3,733	551%
Total	$36,252	$29,304	$6,948	24%

	Nine Months Ended September 30,		Variance
	2025	2024	$	%
Recurring	$93,624	$85,950	$7,674	9%
Professional services, hardware and other	7,606	3,050	4,556	149%
Total	$101,230	$89,000	$12,230	14%

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

Recurring revenue for the three months ended September 30, 2025, was $31,841, an increase of $3,215, or 11%, from $28,626 for the three months ended September 30, 2024. The increase is primarily due to an increase in time and attendance solutions.

Recurring revenue for the nine months ended September 30, 2025, was $93,624, an increase of $7,674, or 9%, from $85,950 for the nine months ended September 30, 2024. The increase is primarily due to an increase in tax management solutions and time and attendance solutions.

Professional Services, Hardware and Other Revenue

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products.

Professional services, hardware and other revenue for the three months ended September 30, 2025, was $4,411, an increase of $3,733, or 551%, from $678 for the three months ended September 30, 2024. This increase is primarily due to an increase in hardware related to our time and attendance solutions.

Professional services, hardware, and other revenue for the nine months ended September 30, 2025, was $7,606, an increase of $4,556, or 149%, from $3,050 for the nine months ended September 30, 2024. The increase is primarily due to an increase in professional services and our time and attendance solutions.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended September 30, 2025, was $23,142, an increase of $3,438, or 17%, from $19,704 for the three months ended September 30, 2024. Gross profit as a percentage of revenue decreased to 64% for the three months ended September 30, 2025, from 67% for the same period in 2024. The decrease is primarily attributable to the growth in our time and attendance solutions.

Consolidated gross profit for the nine months ended September 30, 2025, was $67,661, an increase of $6,482, or 11%, from $61,179 for the nine months ended September 30, 2024. Gross profit as a percentage of revenue decreased to 67% for the nine months ended September 30, 2025, from 69% for the same period in 2024. The decrease is primarily attributable to the growth in our time and attendance solutions.

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

Sales and marketing expenses for the three months ended September 30, 2025, were $9,043, an increase of $2,363, or 35%, from $6,680 for the three months ended September 30, 2024. The increase is primarily due to an increase in bad debt and headcount resulting in an increase in salaries and wages. Sales and marketing expenses as a percentage of revenue increased to 25% for the three months ended September 30, 2025, from 23% for the same period in 2024.

Sales and marketing expenses for the nine months ended September 30, 2025, were $25,578, an increase of $4,207, or 20%, from $21,371 for the nine months ended September 30, 2024. The increase is primarily due to an increase in bad debt and headcount resulting in an increase in salaries and wages. Sales and marketing expenses as a percentage of revenue increased to 25% for the nine months ended September 30, 2025, from 24% for the same period in 2024.

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

General and administrative expenses for the three months ended September 30, 2025, were $11,655, an increase of $1,277, or 12%, from $10,378 for the three months ended September 30, 2024. The increase is primarily attributable to increased personnel compensation expenses along with higher service costs associated with regulatory compliance and our acquisitions. General and administrative expenses as a percentage of revenue decreased to 32% for the three months ended September 30, 2025, from 35% for the same period in 2024.

General and administrative expenses for the nine months ended September 30, 2025, were $34,523, an increase of $3,964, or 13%, from $30,559 for the nine months ended September 30, 2024. The increase is primarily attributable to an increased personnel compensation expenses along with higher service costs associated with regulatory compliance and our acquisitions. General and administrative expenses as a percentage of revenue remained flat at 34% for the nine months ended September 30, 2025 and 2024.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended September 30, 2025, were $1,174, a decrease of $799, or 40%, from $1,973 for the three months ended September 30, 2024. The decrease is primarily attributable to an increase in capitalization of software development expenses driven by continued investments in the development of our products, partially offset by an increase in personnel compensation expenses. R&D expenses as a percentage of revenue decreased to 3% for the three months ended September 30, 2025, from 7% for the same period in 2024.

R&D expenses for the nine months ended September 30, 2025, were $4,476, a decrease of $1,228, or 22%, from $5,704 for the nine months ended September 30, 2024. The decrease is primarily attributable to an increase in capitalization of software development expenses driven by continued investments in the development of our products, partially offset by an increase in personnel compensation expenses. R&D expenses as a percentage of revenue decreased to 4% for the nine months ended September 30, 2025, from 6% for the same period in 2024.

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2025, was $4,769, an increase of $474, or 11%, from $4,295 for the three months ended September 30, 2024. The increase is primarily attributable to our continuing acquisitions strategy, with additional acquisitions occurring each quarter. Amortization expense as a percentage of revenue decreased to 13% for the three months ended September 30, 2025, from 15% for the same period in 2024.

Amortization expense for the nine months ended September 30, 2025, was $13,250, an increase of $1,460, or 12%, from $11,790 for the nine months ended September 30, 2024. The increase is primarily attributable to our continuing acquisitions strategy, with additional acquisitions occurring each quarter. Amortization expense as a percentage of revenue remained flat at 13% for the nine months ended September 30, 2025 and 2024.

Interest Income and Expense

Interest income for the three months ended September 30, 2025, was $250 compared to interest income of $165 for the three months ended September 30, 2024. Interest income as a percentage of revenue was 1% for the three months ended September 30, 2025 and 2024. Interest expense for the three months ended September 30, 2025 was $1,966 compared to interest expense of $274 for the three months ended September 30, 2024. Interest expense as a percentage of revenue was 5% for the three months ended September 30, 2025 compared to 1% for the same period in 2024. The increase in Interest expense in the three months ended September 30, 2025, is primarily related to interest accrued under our Loan Agreement (defined below) with MidCap Financial Trust (“MidCap”).

Interest income for the nine months ended September 30, 2025 was $698 compared to interest income of $762 for the nine months ended September 30, 2024. Interest income as a percentage of revenue was 1% for the three months ended September 30, 2025 and 2024. Interest expense for the nine months ended September 30, 2025 was $3,226 compared to interest expense of $662 for the nine months ended September 30, 2024. Interest expense as a percentage of revenue was 3% for the nine months ended September 30, 2025 compared to 1% for the same period in 2024. The increase in interest expense in the nine months ended September 30, 2025, is primarily related to interest accrued under our Loan Agreement with MidCap.

Other Income, Net

Other income, net for the three months ended September 30, 2025 was $220 compared to $0 for the three months ended September 30, 2024. Other income, net as a percentage of revenue was 1% for the three months ended September 30, 2025, compared to a negligible amount for the same period in 2024.

Other income, net for the nine months ended September 30, 2025 was $312 compared to $10 for the nine months ended September 30, 2024. Other income, net as a percentage of revenue was negligible for the nine months ended September 30, 2025 and 2024.

Income Taxes

For the three months ended September 30, 2025 and 2024, we recorded income tax expense attributable to continuing operations of $367 and $170, respectively, an increase of $197.

For the nine months ended September 30, 2025 and 2024, we recorded income tax expense attributable to continuing operations of $1,501 and $434, respectively, an increase of $1,067.

Net Loss

We incurred a loss of $5,362, or $0.19 per share, during the three months ended September 30, 2025, compared to a loss of $3,901, or $0.15 per share, during the three months ended September 30, 2024. Loss as a percentage of total revenue was 15% and 13% for the three months ended September 30, 2025 and 2024, respectively.

We incurred a loss of $13,883, or $0.51 per share, during the nine months ended September 30, 2025, compared to a loss of $8,569, or $0.33 per share, during the nine months ended September 30, 2024. Loss as a percentage of total revenue was 14% and 10% for the nine months ended September 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	September 30, 2025	December 31, 2024
Cash and cash equivalents(1)	$21,520	$21,425
(1)This balance excludes cash equivalents in funds held for clients.

Working Capital. We had working capital of $14,838 at September 30, 2025, an increase of $1,197 from working capital of $13,641 at December 31, 2024. Working capital as of September 30, 2025 and December 31, 2024 includes $7,090 and $8,363 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $10,924 for the nine months ended September 30, 2025 was primarily driven by non-cash adjustments to our net loss of approximately $29,526, primarily due to depreciation, amortization, and share-based compensation. This was offset by changes in operating assets and liabilities, which resulted in a use of $4,719 in cash. Net cash used in operating activities of $394 for the nine months ended September 30, 2024 was primarily driven by non-cash adjustments to our net loss of approximately $21,034, primarily due to depreciation, amortization, and share-based compensation. This was offset by changes in operating assets and liabilities, which results in a use of $12,859 in cash.

Investing Activities. Net cash used in investing activities of $78,170 for the nine months ended September 30, 2025, is primarily due to cash paid in business combinations or asset acquisitions of $52,467, which primarily consists of the acquisition of Lathem, purchases of available-for-sale securities of $36,655, and software capitalization costs of $10,271, partially offset by proceeds from sales and maturities of available-for-sale securities of $21,738. Net cash used in investing activities of $18,209 for the nine months ended September 30, 2024, is primarily due to cash paid in business combinations or asset acquisitions of $12,397, purchases of available-for-sale securities of $10,914, and software capitalization costs of $7,677, partially offset by proceeds from sales and maturities of available-for-sale securities of $13,325.

Financing Activities. Net cash provided by financing activities was $7,001 for the nine months ended September 30, 2025, which primarily consisted of net proceeds of $57,982 from the Loan Agreement (defined below) with MidCap offset by a net decrease in client fund obligations of $45,506. Net cash used in financing activities was $26,291 for the nine months ended September 30, 2024, which primarily consisted of a net decrease in client fund obligations of $26,068.

As of September 30, 2025, we have nine subordinated promissory notes outstanding, all of which related to acquisitions that occurred during the nine months ended September 30, 2025 and and periods prior to January 1, 2025, with a combined outstanding principal balance of $14,475 and maturity dates ranging from October 1, 2025 to July 1, 2029.

After September 30, 2025, but before the filing of the financial statements, we repaid two subordinated promissory notes having maturity dates during such period, as well as a partial prepayment of one subordinated promissory note, having an original maturity date of July 1, 2029, reducing the principal balance of such note to $1,000. As of October 30, 2025, the combined outstanding principal balance of our subordinated promissory notes is $10,275.

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

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term SOFR plus 5.00%, subject to a Secured Overnight Financing Rate (“SOFR”) floor of 2.00%. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month. At the time of the final payment of the loan, we will provide a final payment fee of 2.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders.

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.0% per annum in excess of the rate otherwise payable. Under the Loan Agreement, we covenant to maintain (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of $10,000. As of September 30, 2025, we are in compliance with all covenants under the Loan Agreement.

Sources of Liquidity. As of September 30, 2025, our principal sources of liquidity consisted of $21,520 of cash and cash equivalents generated from operations of our business, which we expect to be our principal source of liquidity over the next twelve months. Additionally, we have access to an “at the market offering” program entered in October 31, 2024, under which we may offer and sell up to $25,000 of newly issued shares of common stock. As of September 30, 2025, there are $25,000 of shares of common stock available for issuance under this program.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

In connection with our chief executive officer and chief financial officer’s review of the disclosure controls and procedures for our Annual Report on Form 10-K for the year ended December 31, 2024, our management concluded that there was a material weakness in our disclosure controls and procedures as described below.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of a material weakness as described below. Notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.

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

Planned Conclusion

The Company expects to continue evaluating the effectiveness of the remediated controls throughout the remainder of the year. If these controls are determined to operate effectively through the remainder of the year, management expects that will be a sufficient period of time to conclude that the material weakness has been fully remediated in a future reporting period based on sufficient and appropriate evidence of operating effectiveness.

Change in Internal Controls over Financial Reporting

Other than the material weakness and remediation discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of September 30, 2025, we were not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We have updated certain risk factors described in Part I, Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K (the “Risk Factors”) to reflect the entering of the Credit, Security and Guaranty Agreement with MidCap Financial Trust and the acquisition of Lathem. The Risk Factors, as updated below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factors described below update the risk factors disclosed in Part I, Item 1A. in our 2024 Annual Report on Form 10-K to include additional information and should be read in conjunction with the risk factors in our 2024 Annual Report on Form 10-K.

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

Recent increase in tariffs and the impositions of new trade restrictions by the United States and other countries have created uncertainty and volatility in global markets. These tariffs, particularly those affecting the imports of raw materials, components, and finished goods from key manufacturing regions, may significantly increase our cost of sales for our Time and Attendance products. Furthermore, changes in trade policy, the introduction of new tariffs, or further escalation of trade tensions could exacerbate these risks. If we are unable to mitigate these increased costs through pricing changes or finding alternative sourcing solutions, our financial position and results of operations may be adversely effected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2025, we issued 124 shares of our common stock to a reseller partner from whom we acquired certain assets. These shares were part of the purchase price consideration in connection with such purchase. The shares were valued at $10.93 per share, or an aggregate of $1,350. The issuance and sale of the shares of our common stock in connection with this settlement are exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

On August 13, 2025, we issued 91 shares of our common stock in prepayment of outstanding principal (which had been reduced in settlement of indemnity claims) and accrued interest of one of our acquisition-related promissory notes. The shares were valued at $10.56 per share, or an aggregate of $956. The issuance and sale of the shares of our common stock in connection with this settlement are exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

On September 30, 2025, we made a scheduled installment payment of principal to the holder of one of our acquisition-related promissory notes. The payment was made through the issuance of 47 shares of our common stock. The shares were valued at $8.00 per share, or an aggregate of $378. The issuance and sale of the shares of our common stock in connection with this payment are exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

On October 30, 2025, we issued 201 shares of our common stock in partial prepayment of outstanding principal (which had been reduced as consideration for early repayment) of one of our acquisition-related promissory notes. The shares were valued at $8.47 per share, or an aggregate of $1,700. The issuance and sale of the shares of our common stock in connection with this settlement are exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers have entered into, amended, or terminated, a 10b5-1 trading plan.

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
2.1+
Equity Purchase Agreement, dated July 1, 2025, by and among Pendulum Holding, Inc., the equityholders of Pendulum Holding, Inc., Lathem Time 2025, LLC (f/k/a Lathem Time Corporation) and Asure Software, Inc (Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 1, 2025.

10.1+
Limited Consent, Amendment No. 1 and Joinder to Credit, Security and Guaranty Agreement, dated July 1, 2025, by and among Asure Software, Inc., Asure Operations LLC, Asure Customer & IP Holdco LLC, Asure Payroll Tax Management LLC, Asure Benefits Management LLC, Asure Treasury Management, LLC, Lathem Time 2025 LLC, MidCap Financial Trust and the lenders from time to time party thereto (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 1, 2025.

10.2
Amendment No. 2 to the Credit, Security and Guaranty Agreement, dated July 31, 2025, by and among Asure Software, Inc., Asure Operations LLC, Asure Customer IP & Holdco LLC, Asure Payroll Tax Management LLC, Asure Benefits Management LLC, Asure Treasury Management LLC, Lathem Time 2025 LLC, MidCap Financial Trust and the lenders from time to time party thereto (Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on form 10-Q, filed July 31,2025).

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

101
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

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

ASURE SOFTWARE, INC.

Date: October 30, 2025	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2025	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer
(Principal Financial and Accounting Officer)