Form 10-K
period 2025-12-31
ASURE SOFTWARE INC
filed 2026-02-26
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar year ended December 31, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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

Based on the closing sale price of common stock on The Nasdaq Global Select Market on June 30, 2025, the aggregate market value of the voting stock held by non-affiliates of the registrant was $250,308,366 as of such date, which assumes, for purposes of this calculation only, that all shares of common stock beneficially held by officers and directors of the registrant are shares owned by “affiliates.”

As of February 25, 2026, 28,373,354 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this report containing the Items comprising Part III, will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ASURE SOFTWARE, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors.” These risks include, among others, the following:

•If our security measures, or those of our third-party data service partners are compromised or breached, it could reduce our revenue and earnings, increase our expenses, and expose us to legal claims and regulatory actions;
•We have a history of losses, and we cannot be certain that we will achieve or sustain profitability;
•We may need additional capital to support business growth or to make scheduled payments on or refinance our existing indebtedness. Such additional capital may have restrictions that could adversely affect our financial condition;
•Volatility and weakness in bank and capital markets may adversely affect our credit availability and related financing;
•We have acquired and plan to continue to acquire from time to time our Reseller Partners’ businesses. These acquisitions could prove difficult to integrate, result in unknown or unforeseen liabilities, disrupt our business, dilute stockholder value and ownership and adversely affect our operating results and financial condition;
•Privacy concerns and laws and other regulations may limit the effectiveness of our applications and adversely affect our business;
•The adoption of new or interpretation of existing money service business statutes and money transmitter statutes could subject us to additional regulation and related expense and necessitate changes to our business model;
•Our software and solutions may not function adequately, which could damage our reputation and give rise to claims against us, which could harm our business and operating results;
•We depend on data centers and computing infrastructure operated by third parties, and any disruption in these operations or changes of these providers could adversely affect our business;
•We incur significant costs as a result of operating as a public company. We may fail to comply with the rules that apply to such public companies, which could result in sanctions or other penalties that would harm our business;
•Some of our key components are procured from a single or limited number of suppliers. Thus, we are at risk of shortages, price increases, tariffs, changes in international trade policies or treaties, delays, or discontinuation of key components, which could disrupt and materially and adversely affect our business;
•We have previously identified a material weakness in our internal control over financial reporting and may do so again, which may result in material misstatements of our financial statements;

•If we are unable to release timely updates to our products to reflect changes in laws and regulations, the market acceptance of our products may be adversely affected and our revenues could decline;
•If we are not able to develop enhancements and new features, keep pace with technological developments or respond to future technologies, our business, operating results and financial results will be adversely affected;
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
•If our banking partners limit our ability to process funds or we are not able to increase our capacity with our existing and new banking partners, our ability to process funds on behalf of our clients and our financial results and liquidity could be adversely affected;
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
•Advancements and adoption of artificial intelligence (“AI”) could reduce demand for our solutions, which could have a material adverse affect on our business, operating results, and financial results;
•Issues in the use of AI in our HCM products and services may result in reputational harm or liability to us, and our business, operating results, and financial results may be adversely affected;
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
•Evolving regulation of the Internet, changes in the infrastructure underlying the Internet or interruptions in Internet access may adversely affect our business, operating results and financial condition;
•A portion of our accounts receivable is related to tax processing services that enabled businesses to file for Employee Retention Tax Credits under the CARES Act;
•If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel as needed in the future, it could have a material adverse effect on our business;
•Adverse tax laws or regulations could be enacted, or existing laws could be applied to us or our clients, which could increase the costs of our services and adversely impact our business;
•Political, economic and social factors may materially adversely affect our business and financial results;
•Sales, or the potential for sales, of a substantial number of shares of our common stock in the public market could cause our stock price to fall;
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
•Provisions in our charter documents, stockholder rights plan, and Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of our management and board of directors; and
•Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

ITEM 1.    BUSINESS

GENERAL

Asure is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, HR management tools, Time & Attendance software, Recruiting, and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay™, our payroll card, which we provide in association with our partners, offers employees fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

From recruitment to retirement, our solutions help more than 100,000 clients across the United States. Approximately 35% of our clients are direct with the remaining balance indirect, as they have contracts with Reseller Partners who white label our solutions.

We strive to be the most trusted HCM resource. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We sell our solutions through both direct and partner channels. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. Asure has two types of partners: Reseller Partners that white label our products while providing value-added services to their clients (our indirect clients) and Referral Partners that provide us with client leads but do not resell our solutions. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle. The Asure HCM suite includes eight product lines: Asure Payroll & Tax, Asure HR Compliance, Asure Time & Attendance, AsureRecruiting™, Asure Insurance and Benefits Administration, AsurePay™, Asure Tax Management Solutions, and AsureMarketplace™ .

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

SOLUTIONS

We provide cloud-based payroll, HCM, payroll tax, treasury, and related technology-enabled services to employers and payroll industry participants. Our offerings are delivered through software platforms, outsourced processing services, integrated payment capabilities, and hardware solutions. Revenue is generated through a combination of recurring per-employee-per-month fees, transaction-based processing fees, implementation and setup fees, fees associated with payment processing and funds movement, and hardware sales and Hardware-as-a-Service (“HaaS”) arrangements.

Payroll and Human Capital Management Solutions

Our Payroll and HCM Solutions are primarily designed for small and mid-sized employers and provide payroll processing, workforce management, compliance support, and related employee services. Clients may purchase individual point solutions, adopt bundled platform offerings, or engage us to provide administrative managed services under which we perform certain payroll, HR, compliance, and workforce administration functions on their behalf. These managed services are delivered using our technology platforms and operational infrastructure.

Payroll Processing and Compliance. We provide payroll calculation and processing services, including wage and overtime calculations, garnishments, direct deposit processing, and related payroll administration. Our systems apply current federal, state, and local tax tables and support timely filing and remittance of payroll taxes across U.S. jurisdictions. We assist clients with periodic and annual filing requirements, including Forms W-2 and Affordable Care Act (“ACA”) reporting. Our solutions include general ledger integration and employee self-service functionality that allows employees to access pay information, update personal data, and manage payroll-related preferences.

Human Resources and Workforce Management. We provide HR compliance and workforce management services through tiered service offerings. These services include access to HR resource libraries, regulatory updates, policy guidance, and advisory support related to employment laws and workplace practices. Certain service levels provide more comprehensive HR support, including assistance with workforce planning, performance management processes, documentation, and compliance oversight.

Time and Attendance. Our time and attendance solutions enable employers to capture employee work hours, manage labor scheduling, and monitor labor costs. The platform integrates with payroll processing and supports mobile time capture, geo-positioning verification, and biometric authentication technologies. We offer time clock hardware and related data collection devices as one-time purchases or through HaaS arrangements. The system provides real-time dashboards, automated notifications, and reporting tools to support labor management and operational oversight.

Talent Acquisition. We provide applicant tracking and recruiting tools designed to support job posting distribution, applicant management, interview scheduling, and related hiring workflows. The system supports integration with third-party job boards and provides employers with applicant tracking, communication, and reporting functionality.

Benefits and Retirement Administration. We provide insurance brokerage and benefits administration services, including support for employer-sponsored health plans, eligibility tracking, ACA reporting, and Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration. In addition, we provide retirement plan administration services, including 401(k) plan support and related compliance services. These solutions integrate with payroll processing to support enrollment, payroll deductions, and required reporting.

Employee Financial and Payment Services. We offer employee-directed payment services integrated with payroll processing, including payroll debit card programs and earned wage access solutions. These services facilitate electronic payment distribution and related funds movement and may generate transaction-based and payment processing-related fees.

Enterprise Payroll Tax and Treasury Solutions

Our Enterprise Payroll Tax and Treasury Solutions are designed for payroll service bureaus, large employers, and systems integrators that support enterprise HCM environments. These solutions support payroll tax calculation, filing, remittance, and related treasury functions across multiple jurisdictions.

Payroll Tax Processing Platforms. We provide software platforms that enable payroll providers and enterprise employers to calculate, file, and manage payroll tax obligations across federal, state, and local jurisdictions. These platforms integrate with payroll and HCM systems and support multi-jurisdiction compliance requirements.

Outsourced Payroll Tax Services. We provide full-service payroll tax filing and reporting services for payroll service bureaus and enterprise employers. These services include preparation and filing of tax returns, amendment processing, notice management, and regulatory reporting support.

Treasury and Funds Management Services. We facilitate tax payment remittance, settlement processing, and related funds movement services in connection with payroll tax obligations. These services may involve transaction-based and processing-related fees associated with tax payments and settlement activity.

Platform Integrations and Marketplace

Our platform includes integrations with third-party applications and service providers to facilitate data exchange and interoperability across payroll, HR, benefits, and related systems. We maintain a portfolio of pre-built integrations and partner relationships that enable clients to connect external services to our platforms. Revenue associated with these integrations may include transactional, referral, or service-related fees, depending on the nature of the arrangement.

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

SALES AND DISTRIBUTION

We sell our solutions through both direct and partner models. Prospective clients learn about Asure in a variety of ways, including advertising, website and AI searches, sales calls, public relations, referral channels, direct marketing, and social media. When prospective clients show an interest in Asure, they are connected with a sales representative, who works to close the sale, via Asure’s website, phone, or a face-to-face meeting by discussing solutions that meet their needs. We track our marketing and sales activities to provide immediate insights into activities, leads and pipeline opportunities. Our account management teams work with clients to promote and sell additional solutions that are relevant for each client. We supplement our direct sales efforts with partner programs. By working with partners, we gain access to opportunities in various geographic and industry niches.

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

We compete with companies that provide HCM solutions by various means. Many providers continue to deliver legacy enterprise software, but there is increased competition in the delivery of HCM cloud-based solutions by other SaaS providers. Competitors in the HCM market tend to fluctuate and vary by product line. However, Asure’s main competitors are ADP, Paychex, UKG, Paylocity, Paycom, Ceridian, isolved, and Gusto.

While Asure has the advantage of a flexible, easy to use, cloud-based SaaS-delivered solution that is affordable and has a proven deployment methodology, Asure faces several competitive challenges:

•Vendors with face-to-face sales contact. In this highly relationship-based sales process, vendors with large, dispersed field-based sales teams who meet and consult with prospects have an advantage. Vendors that approach the market in this manner include ADP, Paychex, UKG, and Paylocity.

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

We deploy direct marketing programs to drive awareness, interest and revenue. Marketing vehicles include our website, organic and paid search, advertising, public relations, direct marketing, events, social media, content marketing, reputation management, and other digital marketing tactics. Our marketing plan addresses growth and retention goals for key target audiences throughout the United States.

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

Many of our solutions assist clients in complying with certain U.S. laws and regulations that apply to them, particularly in the human resources and employment law areas such as wage payment laws, state payroll tax filing and reporting, employee onboarding, and compliance with the Internal Revenue Service (“IRS”) rules governing employers including tax withholdings, payroll tax filing and the preparation of Form W-2. Our HCM solutions assist clients with managing their compliance with other laws, including helping to meet their obligations as a plan sponsor under COBRA; sponsor and administer compliant Flexible Spending Account Plans; and provide compliant Consumer Health Care Plans, such as Health Savings Accounts and Health Reimbursement Accounts.

TRADEMARKS

We have registered Asure Software® as a federal trademark with the U.S. Patent and Trademark Office. Asure’s other core federally registered trademarks include Asure®, AsureForce®, AsureHCM®, Evolution®, and Lathem®.

EMPLOYEES

As of December 31, 2025, we had a total of 641 employees, 627 of which are full-time employees. The headcount by department includes 90 in research and development, 166 in sales and marketing, 265 in customer service and technical support, and 120 in administration and management.

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

Our solution involves the collection, storage and transmission of clients’ and their employees’ confidential and proprietary information, including personal identifying information such as social security numbers and data protected by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) with respect to our consumer health care administration services, as well as financial and payroll data. This type of data is highly sensitive and is regulated by laws in all jurisdictions governing the security and privacy of personal information. HCM software is often targeted in cyber-attacks, including computer viruses, worms, phishing attacks, malicious software programs and other information security breaches due to the sensitive nature of the data, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our clients’ sensitive data or otherwise disrupt our clients’ or other third parties’ business operations. If cybercriminals are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our clients’ sensitive data may be compromised, as well as our intellectual property and other confidential business information.

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

We have historically incurred losses since our inception. We experienced a net loss from continuing operations of $13.1 million in the fiscal year ended December 31, 2025. At December 31, 2025, our accumulated deficit was $320.4 million and total stockholders’ equity was $197.8 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Such expenses include among others, transaction costs associated with acquisitions, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control, including the impact of the current economic environment. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

We may need additional capital to support business growth or to make scheduled payments on or refinance our existing indebtedness. Such additional capital may have restrictions that could adversely affect our financial condition and our ability to respond to changes in our business or may be prevented entirely by our existing restrictive covenants.

We intend to continue to make investments, including the acquisition of complementary businesses, to support our business growth and may need to respond to business challenges, including the need to develop new features or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. However, our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. Our future performance is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to generate sufficient cash flow, we may be required to pursue one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing.

If we raise additional funds through issuances of equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we incur debt to raise additional fund, we may not be able to do so on desirable terms. New indebtedness may adversely affect our financial condition and ability to respond to changes may be impaired by vulnerability to adverse economic conditions, limitations to decision flexibility and cash flow, competitive disadvantage caused by new scheduled payments or covenant restrictions.

Our Credit, Security, and Guaranty Agreement with MidCap Financial Trust may further restrict our cash flow and business flexibility, as well as potentially restricting other debt financing from occurring at all. Our agreement contains restrictive covenants, including restrictions on our ability to pay dividends to stockholders, as well as requirements to comply with certain leverage ratios and other financial maintenance tests and stringent requirements around regulatory compliance. These restrictive covenants and requirements limit the amount of borrowings that are available to us. The agreement covenants may also affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, if for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreement, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our indebtedness.

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

Our products and services are subject to various complex laws and regulations on the federal, state and local levels, including those governing data security, privacy, payroll, benefits administration, insurance brokerage, and other regulated service offerings. As a provider of human capital management solutions and insurance brokerage services, we process sensitive employee and client data, including personal, financial, biometric, and health-related information, which subjects us to an extensive and evolving regulatory landscape that creates significant ongoing compliance obligations.

The regulatory framework for privacy and data security is rapidly evolving and will remain uncertain as more jurisdictions adopt laws and regulations regarding the collection, processing, storage and disposal of personal information. In the United States, these laws include regulations promulgated by the Federal Trade Commission, HIPAA, and state security and privacy laws such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the "CCPA"), and the Illinois Biometric Information Privacy Act ("IBIPA") governing biometric data. Additional states have enacted comprehensive privacy laws in recent years, including Virginia, Colorado, Connecticut, Texas, and Oregon, among others, and further states may adopt similar legislation in the future. These laws frequently track significant portions of existing frameworks but include differences that may increase our compliance burden. Some of these laws, such as the CCPA and IBIPA, also grant consumers private rights of action for data breaches or violations, as applicable.

Beyond privacy, our services are subject to a broad range of additional federal and state laws and regulations, including the Fair Labor Standards Act, the Employee Retirement Income Security Act, COBRA, state wage and hour laws, IRS payroll tax regulations, anti-money laundering regulations, federal and state laws governing prepaid and payroll card products, and state insurance laws and regulations governing our insurance brokerage and third-party administrator ("TPA") activities. We maintain insurance producer licenses in all 50 states and the District of Columbia, and TPA licenses in states where such licensure is required, and our ability to operate these lines of business depends on maintaining those licenses in good standing across each applicable jurisdiction. Our insurance brokerage and TPA operations are subject to oversight by state departments of insurance in each jurisdiction in which we operate. Because many of our solutions are designed to help clients manage their own compliance obligations, changes in applicable laws could simultaneously increase our own compliance burden while requiring us to rapidly update the tools and applications we provide to clients. Changes in laws could also impact applications under development, rendering them inapplicable or obsolete mid-development and resulting in wasted time and development costs. Certain of our product offerings are provided in partnership with or through third-party program managers, and any regulatory non-compliance or adverse regulatory action involving those third parties could disrupt our ability to offer such products and adversely affect our business and results of operations.

Our failure to comply with existing laws and regulations, or to anticipate and respond to regulatory changes in a timely fashion, may result in civil liability from our clients for noncompliance, regulatory fines, loss of reputation, and a material adverse effect on our business, financial condition, and results of operations. Furthermore, we could fail to renew expiring licenses or have active licenses suspended or revoked for noncompliance with rules or regulations issued by licensing bodies, including state departments of insurance. Any such failure could adversely affect our ability to offer certain services, damage client relationships, and harm our business and results of operations.

The adoption of new or interpretation of existing money service business statutes and money transmitter statutes at the federal and state level could subject us to additional regulation and related expense and necessitate changes to our business model.

As part of our payroll processing services, we impound funds from employer clients and remit payments to employees, taxing authorities, and designated third parties on their behalf. This money movement activity subjects us to federal and state laws and regulations governing money service businesses and money transmitters, the application of which to payroll processors continues to evolve across jurisdictions.

The adoption of new money transmitter or money service business statutes in new jurisdictions, changes in regulators' interpretations of existing statutes, or disagreement by regulators with our interpretation of such statutes or regulations could require additional registrations or licensing, limit certain of our business activities until we are properly licensed, and expose us to financial penalties. These occurrences could also require changes to the manner in which we conduct some aspects of our money movement business or our overall business strategy.

At the federal level, the Financial Crimes Enforcement Network (“FinCEN”) has not declared payroll processing to constitute money transmission. Nonetheless, out of an abundance of caution, we have proactively registered with FinCEN and maintain a comprehensive Anti-Money Laundering ("AML") Policy and compliance program designed to mitigate the risk of our services being utilized for illegal purposes, including money laundering, and to assist in detecting fraud. At the state level, we currently hold money transmission licenses or payroll processor licenses in all jurisdictions in which we believe such licensure is required. Maintaining these licenses entails significant ongoing costs, including surety bond premiums, examination fees, and other compliance expenditures. These costs may increase as regulatory requirements evolve, as bonding authorities reassess our risk profile, or as the volume of funds we process grows. Due to the constantly evolving regulatory landscape, we continuously monitor state legislative developments and shifting regulatory interpretations, proactively seeking licensure in any jurisdiction where new requirements may apply.

Our money transmitter and payroll processor licenses subject us to routine examinations by the regulatory agencies overseeing those licenses. If such examinations reveal violations that cannot be remediated, we may be subject to civil and criminal fines and penalties and could lose our license to provide services in the affected jurisdictions, any of which could have a material adverse effect on our business and results of operations. Further, should states or other jurisdictions where we are not currently licensed determine that we are a money service business or money transmitter, we could be subject to civil and criminal fines and penalties, registration fees, surety bond requirements, reputational damage, and other negative consequences that could have a material adverse effect on our financial condition and results of operations.

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

Some of our key components are procured from a single or limited number of suppliers. Thus, we are at risk of shortages, price increases, tariffs, changes in international trade policies or treaties, delays, or discontinuation of key components, which could disrupt and materially and adversely affect our business.

Some of the key components used to manufacture our Time and Attendance products come from limited or single sources of supply. We do not have contractual commitments or guaranteed supply arrangements with our suppliers. As a result, we are subject to the risk of shortages and long lead times in the supply of our components or products. Further, recent increase in tariffs and the impositions of new trade restrictions by the United States and other countries have created uncertainty and volatility in global markets, particularly those affecting key manufacturing regions. Other factors which may affect our suppliers’ ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly and time-consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

We have previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, fail to remediate the identified material weakness, or otherwise fail to maintain an effective system of internal control, all of which, if they occur, may result in material misstatements of our financial statements.

In connection with the preparation of our Annual Report for the year ended December 31, 2024, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A. Controls and Procedures included in Item II of this Annual Report for more information about the identified material weakness and its remediation.

While we have implemented measures and remediated the identified material weakness, we cannot give assurance that these measures will prevent additional material weaknesses or significant deficiencies in our internal controls over financial reporting from occurring. If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, we may not detect errors in a timely manner, our financial statements could be misstated, we could face a loss of confidence by stakeholders, or we could be subject to regulatory scrutiny, sanctions, or litigation, any of which could harm our business, financial condition, results of operations, or the market price of our securities.

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

The market for payroll and HCM solutions is fragmented, highly competitive and rapidly changing. Our competitors vary, and include (i) our main competitors, such as ADP, Paychex, UKG, Paylocity, Paycom, Ceridian, isolved, and Gusto, (ii) competitors to Asure Time & Attendance, such as UKG, Paychex, and ADP and (iii) primary competitors to our tax management solutions, such as Ceridian and ADP.

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

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets, including goodwill. Goodwill and identifiable intangible assets together accounted for approximately 38% of the total assets on our balance sheet as of December 31, 2025. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a change to our earnings. Any future impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, operating results and financial condition.

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

Advancements and adoption of AI, either in our industry or those of our clients, could reduce demand for our solutions, which could have a material adverse effect on our business, operating results, and financial results.

Our recurring revenues depend in part on the number of employees our customers manage using our solutions. Many emerging AI and automation technologies have the potential to reduce workforce sizes across a wide range of industries. If our customers reduce headcount as a result of adopting AI-based automation, the volume of employees supported by our solutions may decrease. Such reductions would negatively impact our recurring revenues, particularly for our solutions that are priced based on employee or transaction count, active users, or payroll volume.

In addition, advancements in AI may materially impact the HCM industry and offer an alternative to our solutions. AI-driven tools that are capable of performing or automating core functions of our HCM suite may reduce the need for traditional HCM software solutions such as ours. If customers adopt AI-native platforms or develop their own internal AI capabilities that replicate or replace the functionality of our products, demand for our solutions could decline. If such a decline occurs, our business, financial condition, and results of operations could be adversely affected.

Issues in the use of AI in our HCM products and services may result in reputational harm or liability to us, and our business, operating results, and financial results may be adversely affected.

We are actively integrating AI technologies across our HCM platform and internal operations to enhance automation, analytics, customer experience, and operational efficiency. As we expand the use of AI-enabled capabilities, we are exposed to risks inherent in the development and deployment of emerging technologies.

AI systems may generate inaccurate, biased, incomplete, or unintended outputs due to limitations in algorithms, data quality, model design, or oversight. If AI-enabled features fail to perform as intended or are perceived as unreliable, we could experience reputational harm, customer dissatisfaction, competitive disadvantage, or legal exposure.

Certain AI capabilities rely on third-party service providers, cloud infrastructure, or external models. Disruptions, security incidents, pricing changes, contractual restrictions, or termination of such services could impair the availability or performance of AI-enhanced features and increase our costs.

The regulatory framework governing AI, data privacy, and automated decision-making is evolving in the United States and internationally. New or expanded legal requirements may require product modifications, increased compliance expenditures, or limitations on certain AI-driven functionality.

Our AI-enabled features process sensitive customer and employee data. Any failure to maintain appropriate safeguards, governance controls, or oversight could result in regulatory scrutiny, litigation, or reputational harm.

We have implemented governance frameworks, human oversight, security controls, and monitoring processes designed to manage risks associated with AI-enabled capabilities. However, these measures may not be sufficient to prevent errors, misuse, security incidents, or regulatory non-compliance. If our risk management efforts are ineffective, our business, financial condition, and results of operations could be adversely affected.

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

A portion of our accounts receivable is related to tax processing services that enabled businesses to file for Employee Retention Tax Credits under the CARES Act.

Since the introduction of and subsequent expiration of the Employee Retention Tax Credits, we have a significant amount of accounts receivable from prior processing revenues for the support we provided our customers as a tax processor in filing for Employee Retention Tax Credits. We entered into deferred payment arrangements with some customers and referral partners whereby collections from the customer are expected to be received upon the customer’s future receipt of their tax credit. Given the deferred nature of these receipts, there is risk pertaining to our ability to collect these amounts in the future. In certain situations, the IRS could have the ability to challenge the validity of a business’ filing or could challenge our calculations or find other deficiencies in our filings that could expose us to uncertain penalties or damages.

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

The market price of our common stock has in the past been and is likely to continue in the future to be, volatile. During the fiscal year ended December 31, 2025, the Nasdaq closing price of one share of our common stock fluctuated from a low of $7.69 to a high of $12.62. During the fiscal year ended December 31, 2024, the Nasdaq closing price of one share of our common stock fluctuated from a low of $6.92 to a high of $10.41. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•announcements regarding the results of expansion or development efforts by us or our competitors;

•announcements regarding the acquisition of businesses or companies by us or our competitors;

•technological innovations or new products and services developed by us or our competitors;

•advancements and market perception of AI and its capabilities within our and other industries;

•changes in domestic or foreign laws and regulations affecting our industry;

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

On October 28, 2009, stockholders of record at the close of business on that date received a dividend of one right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A junior participating preferred stock of the Company (the “Preferred Stock”), at a price of $11.63 per one thousandth of a share of Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the Distribution Date referred to below. The description and terms of the Rights are set forth in the Fourth Amended and Restated Rights Agreement between the Company and American Stock Transfer & Trust Company LLC, dated as of October 28, 2025, which extended the expiration date of the Rights to October 28, 2028.

The Fourth Amended and Restated Rights Agreement imposes a significant penalty upon any person or group that acquires 4.9% or more (but less than 50%) of our then-outstanding common stock without the prior approval of the board of directors. Stockholders who own 4.9% or more of our then-outstanding common stock as of the close of business on the Record Date will not trigger the Fourth Amended and Restated Rights Agreement so long as they do not increase their ownership of the common stock after the Record Date by more than one-half of 1% of the then-outstanding common stock. A person or group that acquires shares of our common stock in excess of the above-mentioned applicable threshold, subject to certain limited exceptions, is called an “Acquiring Person.” Any rights held by an Acquiring Person are void and may not be exercised. The Rights will not be exercisable until 10 days after a public announcement by us that a person or group has become an Acquiring Person. On the date (if any) that the Rights become exercisable (the “Distribution Date”), each Right would allow its holder to purchase one one-thousandth of a share of Preferred Stock for a purchase price of $11.63. In addition, if a person or group becomes an Acquiring Person after the Distribution Date or already is an Acquiring Person and acquires more shares after the Distribution Date, all holders of Rights, except the Acquiring Person, may exercise their rights to purchase a number of shares of the common stock (in lieu of Preferred Stock) with a market value of twice the Exercise Price, upon payment of the purchase price.

The Rights will expire on the earliest of (a) October 28, 2028, (b) the exchange or redemption of the Rights, (c) consummation of a merger or consolidation or sale of assets resulting in expiration of the Rights, (d) the consummation of a reorganization transaction entered that the board of directors determines will help prevent an “Ownership Change,” as defined in Section 382 of the Code and protect our net operating losses, (e) the repeal of Section 382 of the Internal Revenue Code or any successor statute, or any other change, if the board of directors determines the Fourth Amended and Restated Rights Agreement is no longer necessary for the preservation of tax benefits, or (f) the beginning of a taxable year to which the board of directors determines that no tax benefits may be carried forward.

We may, at our option and with the approval of the board of directors, at any time prior to the close of business on the earlier of (i) the tenth day following the first date of public announcement by us or an Acquiring Person that an Acquiring Person has become such or such later date as may be determined by action of a majority of the members of the board of directors then in office and publicly announced by us or (ii) October 28, 2028, redeem all but not less than all the then outstanding Rights at a redemption price of $0.067 per Right (such redemption price being herein referred to as the “Redemption Price”). We may, at our option, pay the Redemption Price either in common stock (based on the current per share market price thereof) or cash; provided, that if the board of directors authorizes redemption of the Rights on or after the time a person becomes an Acquiring Person, then such authorization shall require the concurrence of a majority of the members of the board of directors then in office. In addition, after a person becomes an Acquiring Person the board of directors may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates), in whole or in part, at an exchange ratio of one common share per Right (subject to adjustment).

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

Provisions in our charter documents, our stockholder rights plan, and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of our management and board of directors.

Our restated certificate of incorporation, as amended, and third amended and restated bylaws, as amended, contain provisions that could have the effect of delaying or preventing changes in control or changes in our management or our board of directors. These provisions include::

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

Governance

Our Security Operations Team, led by the VP of Information Security, is responsible for identifying, assessing, mitigating, and reporting on material cybersecurity risks to the executive management team. In addition, cybersecurity risks, emerging and existing threats and Asure’s current security posture are presented to the board of directors quarterly, as the board of directors is generally responsible for our risk management. Our VP of Information Security holds a high-level certification relating to information security, Certified Information Systems Security Professional (CISSP) from the International Information Security System Security Certification Consortium, and has 19 years of information security, risk management, application security, security operations, and incident management experience. Our executive management receives regular monthly reports from the VP of Information Security.

Our Security Operations Team has implemented a continuous monitoring program that provides real time feedback to security events that are triaged and remediated. Critical incidents are escalated in accordance with Asure’s Incident Response Policy. Critical incidents are reported to the board of directors as required by Asure’s Incident Response Policy.

ITEM 2.    PROPERTIES

Our principal offices are located in Austin, Texas where we occupy approximately 9,500 square feet of office space. We also lease other office suites in Alabama, California, Florida, Georgia, New Jersey, New York, North Carolina, Ohio, South Dakota, Tennessee, Texas, Virginia, and Vermont.

Management believes that the leased properties described above are adequate to meet Asure’s current operational requirements and can accommodate further physical expansion of office space as needed.

ITEM 3.    LEGAL PROCEEDINGS

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2025, we were not currently a party to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market under the symbol “ASUR.”

HOLDERS

As of February 25, 2026, we had approximately 352 stockholders of record of our common stock.

UNREGISTERED SALE OF EQUITY SECURITIES

There were no unregistered sales of equity securities by us during the year ended December 31, 2025, that were not reported in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

On February 1, 2026, we issued 49 shares of our common stock to a reseller partner from whom we acquired certain assets. These shares were part of the purchase price consideration in connection with such purchase. The shares were valued at $9.49 per share, or an aggregate of $463. The issuance and sale of the shares of our common stock in connection with this settlement are exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2025, with respect to shares of our common stock that we may issue under our existing equity compensation plans (share amounts in thousands):

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plan Approved by Stockholders(1)	2,197	$8.84	2,646
Equity Compensation Plans Not Approved by Stockholders(2)	—	—	—
Total	2,197	$8.84	2,646
(1)Consists of stock options, restricted stock units, and performance stock units adjusted for performance as of December 31, 2025.
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

We have attempted to identify these forward-looking statements with the words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions. Examples of “forward-looking statements” include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, many of which are outside of our control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, our results could differ materially from the results expressed or implied by the forward-looking statements we make. Additionally, we are under no obligation to update any of the forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results.

OVERVIEW

We are a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, HR management tools, Time & Attendance software, Recruiting, and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay™, our payroll card, which we provide in association with our partners, offers employees fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

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

As of December 31, 2025, Asure had more than 100,000 clients, with approximately 35% being direct and the remaining clients being indirect through contracts with Reseller Partners.

We plan to continue to enhance our products and technologies by leveraging the latest technology stack, RPA, AI, and development partnerships. We expect that our expanded investment in product, engineering, SaaS hosting, mobile and hardware technologies will lay the groundwork for broader market opportunities and represent a key aspect of our competitive differentiation. We also plan to expand our technological resources through organic improvements and acquired intellectual property. We expect to continue to expand the breadth of integration between our solutions, allowing direct clients and our Reseller Partners the ability to easily add and implement components across our entire solution set. Our initiatives include providing our customers with more accurate and efficient automation powered by an informed knowledge base. Consistent with that effort, our engineering team utilizes an AI development Copilot to increase their productivity and efficiency. Our operations team utilizes a digital assistant to allow for a more efficient and accurate way to automate repetitive tasks, which we believe will free up our time for more strategic work and reducing the risk of errors. We are committed to providing the best-in-class solutions.

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

Asure has several forms of revenue that result from our business model:

Software-as-a-service revenue is generated when clients utilize our product suite for their recurring human resource needs—primarily payroll, tax, HR compliance, time and attendance, recruiting, insurance and benefits administration and AsureMarketplace™. This also contains revenue generated from quarterly and annual reporting requirements to local, state and federal regulatory agencies. Examples include Form W-2 and reporting mandated by the ACA.

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
2025 Highlights (in thousands)

•Consolidated revenue of $140,541 for 2025, representing a 17% increase over revenue in 2024.

•Recurring revenue of $127,288 for 2025, representing an 11% increase over recurring revenue in 2024.

•Net loss of $13,126 for 2025, an increase of $1,353 from prior year loss of $11,773.

•Gross profit of $94,874 for 2025 versus $82,107 in 2024.

RESULTS OF OPERATIONS (dollar amounts in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items in our Consolidated Statements of Comprehensive Loss:

	Year Ended December 31,
	2025	2024
Revenues	100%	100%
Gross profit	68%	69%
Sales and marketing	24%	24%
General and administrative	33%	34%
Research and development	4%	7%
Amortization of intangible assets	13%	14%
Total operating expenses	73%	78%
Interest Income	1%	1%
Interest expense	(4)%	(1)%
Other income, net	—%	—%
Loss from operations before income taxes	(9)%	(9)%
Net loss	(9)%	(10)%

Revenue

Revenues are comprised of recurring revenues, professional services, hardware, and other revenues. We expect our revenues to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenues, we expect our mix of recurring revenues, and professional services, hardware and other revenues to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 91% of total revenue in the year ended 2025, compared to 96% in 2024. This decrease was primarily due to the increase in hardware sales as a result of time and attendance business growth.

Our revenue was derived from the following sources (in thousands):

	Year Ended December 31,		Variance
	2025	2024	$	%
Recurring	$127,288	$114,471	$12,817	11%
Professional services, hardware and other	13,253	5,321	7,932	149%
Total	$140,541	$119,792	$20,749	17%

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

This revenue line also includes interest earned on funds held for clients. Interest earned is generated from funds we collect from clients in advance of either the applicable due date for payroll tax submissions or the applicable disbursement date for employee payment services. These collections from clients are typically disbursed from one to 30 days after receipt, with some funds being held for up to 120 days. We typically invest funds held for clients in money market funds, demand deposit accounts, commercial paper, and fixed income securities until they are paid to the applicable tax or regulatory agencies or to client employees. The amount of interest we earn from the investment of client funds is also impacted by changes in interest rates.

Recurring revenue for the year ended December 31, 2025, was $127,288, an increase of $12,817, or 11%, from $114,471 for the year ended December 31, 2024. The increase is primarily due to an increase in time and attendance and payroll tax management solutions.

Professional Services, Hardware and Other Revenues

Professional services, hardware and other revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products.

Professional services, hardware and other revenue increased by $7,932, or 149%, for the year ended December 31, 2025, from the similar period in 2024, primarily due to an increase in hardware related to our time and attendance solutions.

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

Gross Profit and Gross Margin

Consolidated gross profit for the year ended December 31, 2025, was $94,874, an increase of $12,767, or 16%, from $82,107 for the year ended December 31, 2024. Gross margin as a percentage of revenue was 68% for the year ended December 31, 2025, as compared to 69% for the year ended December 31, 2024. The decrease is primarily attributable to the growth in our time and attendance solutions, which are lower margin in comparison to our other offerings.

Our cost of sales relates primarily to direct product costs, compensation for operations and related consulting expenses, hardware expenses, cloud hosting expenses and the amortization of our capitalized software development costs. We include intangible amortization related to developed and acquired technology within cost of sales.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries and related expenses for sales and marketing staff, including stock-based expenses, commissions, as well as marketing programs, which include events, corporate communications and product marketing activities.

Sales and marketing expenses for the year ended December 31, 2025, were $33,569, an increase of $5,253, or 19%, from $28,316 for the year ended December 31, 2024, primarily due to an increase in compensation-related expenses due to changes in headcount associated with sales and marketing functions. Sales and marketing expenses as a percentage of revenue remained flat at 24% for the year ended December 31, 2025 and 2024.

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

General and administrative expenses for the year ended December 31, 2025, were $45,831, an increase of $5,332, or 13%, from $40,499 for the year ended December 31, 2024, primarily attributable to an increased compensation-related expenses and contractors due to changes in headcount associated with administrative functions. General and administrative expenses as a percentage of revenue decreased to 33% for the year ended December 31, 2025, from 34% for the same period in 2024.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including stock-based expenses for employees supporting our R&D activities.

R&D expenses for the year ended December 31, 2025, were $5,599, a decrease of $2,208, or 28%, from $7,807 for the year ended December 31, 2024. The decrease in R&D expense is primarily attributable to an increase in capitalization of software development expenses driven by continued investments in the development of our products, partially offset by an increase in personnel compensation expenses. R&D expenses as a percentage of revenues decreased to 4% for the year ended December 31, 2025, from 7% for the same period in 2024.

Amortization of Intangible Assets

Amortization expense in operating expenses for the year ended December 31, 2025, was $18,283, an increase of $2,061, or 13%, from $16,222 for the year ended December 31, 2024. The increase in amortization expense is primarily attributable to our continuing acquisitions strategy, with additional acquisitions occurring each quarter. Amortization expense as a percentage of revenue was 13% for the year ended December 31, 2025, from 14% for the same period in 2024.

Interest Income and Expense

Interest income for the year ended December 31, 2025, was $869 compared to interest income of $913 for the year ended December 31, 2024. Interest income as a percentage of revenue remained flat at 1% for the years ended December 31, 2025 and 2024. Interest expense for the year ended December 31, 2025, was $5,056 compared to interest expense of $1,024 for the year ended December 31, 2024. The increase in interest expense relative to the prior year is primarily attributable to interest accrued under our Loan Agreement (defined below) with MidCap Financial Trust (“MidCap”). Interest expense as a percentage of revenue was 4% for the year ended December 31, 2025, compared to 1% for the year ended December 31, 2024. Interest expenses for the years ended December 31, 2025 and 2024, are composed primarily of interest expense on notes payable.

Other Income, Net

Other income, net for the year ended December 31, 2025, was $121 compared to $8 for the year ended December 31, 2024. Other income, net as a percentage of revenue was negligible for the years ended December 31, 2025 and 2024. For the year ended December 31, 2025, the amounts in other income, net primarily consisted of net gains from settlements of debt via equity issuance. For the year ended December 31, 2024, the amounts in other income, net primarily consisted of bank fees.

Income Taxes

For the year ended December 31, 2025 and 2024, we recorded an income tax expense attributable to continuing operations of $652 and $933, respectively, a decrease of $281.

Loss From Operations

We incurred a loss from operations of $13,126, or $0.48 per share, during the year ended December 31, 2025, compared to a loss from operations of $11,773, or $0.45 per share, during the year ended December 31, 2024. Loss from operations as a percentage of total revenues was 9% and 10% for the years ended December 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

	December 31, 2025	December 31, 2024
Cash and cash equivalents(1)	$25,244	$21,425
(1)This balance excludes cash and cash equivalents in funds held for clients

Working Capital. We had working capital of $18,646 at December 31, 2025, an increase of $5,005 from working capital of $13,641 at December 31, 2024. Working capital as of December 31, 2025 and 2024, includes $11,622 and $8,363 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $22,218 for the year ended December 31, 2025, was driven by non-cash adjustments to our net loss of approximately $39,291, primarily due to depreciation, amortization, and share-based compensation. This was offset by changes in operating assets and liabilities, which resulted in a use of $3,947 in cash. Net cash provided by operating activities of $9,388 for the year ended December 31, 2024, was driven by non-cash adjustments to our net loss of approximately $28,940, primarily due to depreciation, amortization, and share-based compensation. This was offset by changes in operating assets and liabilities, which resulted in a use of $7,779 in cash.

Investing Activities. Net cash used in investing activities of $86,677 for the year ended December 31, 2025, is primarily due to cash paid in business combinations or asset acquisitions of $53,166, which primarily consists of the purchase of Lathem, purchases of available-for-sale securities of $44,614, and software capitalization costs of $13,733, partially offset by proceeds from sales and maturities of available-for-sale securities of $25,623. Net cash used in investing activities of $19,256 for the year ended December 31, 2024, is primarily due to cash paid in business combinations or asset acquisitions of $13,256 and purchases of available-for-sale securities of $15,643, partially offset by proceeds from sales and maturities of available-for-sale securities of $20,522.

Financing Activities. Net cash provided by financing activities was $83,450 for the year ended December 31, 2025, which primarily consisted of net proceeds of $57,975 from the Loan Agreement (defined below) with MidCap and a net increase in client fund obligations of $34,105. Net cash used in financing activities was $22,042 for the year ended December 31, 2024, which primarily consisted of a net decrease in client fund obligations of $26,342, offset by proceeds of notes payable, net of issuance costs of $4,995.

As of December 31, 2025, we have eight subordinated promissory notes related to acquisitions that occurred during 2025 and prior years with a combined outstanding principal balance of $10,775 and maturity dates ranging from August 1, 2026 to July 1, 2029.

On April 10, 2025, we entered into a Loan Agreement with MidCap and the lenders from time to time party thereto (such lenders collectively with MidCap, the “Lenders”). Under the Loan Agreement, we may borrow up to $60,000 from the Lenders, all of which was funded as of June 30, 2025. The maturity date of the loan as provided under the Loan Agreement is April 1, 2030 (the “Maturity Date”).

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term Secured Overnight Financing Rate (“SOFR”) plus 5.00%, subject to a SOFR floor of 2.00%. This rate was 9.25% as of December 31, 2025. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month. At the time of final payment under the loan, we will provide a final payment fee of 2.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders.

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.00% per annum in excess of the rate otherwise payable. Under the Loan Agreement, we covenant to maintain a (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of $10,000. As of December 31, 2025, we are in compliance with all covenants under the Loan Agreement.

Sources of Liquidity. As of December 31, 2025, our principal sources of liquidity consisted of approximately $25,244 of cash, cash equivalents and restricted cash, and cash generated from operations of our business over twelve months. Additionally, we have access to an “at the market offering” program entered in October 31, 2024, under which we may offer and sell up to $25,000 of newly issued shares of common stock. As of December 31, 2025, there are $25,000 of shares of common stock available for issuance under this program.

We cannot assure that we can grow our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. However, we believe to have sufficient liquidity as of December 31, 2025, to support our business operations for the next 12 months. We may need to raise additional capital in the future in order to grow our existing software operations and to seem additional strategic acquisitions in the near future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all.

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

Valuation of Acquired Assets and Goodwill

Description

Identifiable intangible assets and goodwill obtained during business combination transactions are recognized based on the relative and absolute fair values of acquired assets and the excess of purchase price over that value. Intangible assets and goodwill are tested annually for impairment or more frequently when an event or circumstance indicates that they might be impaired.

Judgments and Uncertainties

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

We completed our annual impairment assessments of long-lived assets and goodwill as of December 31, 2025, and determined that there was no impairment of either class of assets.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Asure Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Asure Software, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 26, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2016 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Los Angeles, California
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Asure Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Asure Software, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2016 to 2025.

Los Angeles, California
March 6, 2025

ASURE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$25,244	$21,425
Accounts receivable, net of allowance for credit losses of $7,206 and $6,328 at December 31, 2025, and December 31, 2024, respectively	15,859	18,154
Inventory	2,826	195
Prepaid expenses and other current assets	6,329	4,888
Total current assets before funds held for clients	50,258	44,662
Funds held for clients	228,111	192,615
Total current assets	278,369	237,277
Property and equipment, net	27,810	19,669
Goodwill	115,759	94,724
Intangible assets, net	87,911	69,114
Operating lease assets, net	6,028	4,041
Other assets, net	15,542	11,813
Total assets	$531,419	$436,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$4,344	$7,008
Accounts payable	2,174	1,364
Accrued compensation and benefits	4,723	4,485
Lease liabilities, current	1,956	1,438
Other accrued liabilities	6,422	6,600
Deferred revenue	11,622	8,363
Total current liabilities before client fund obligations	31,241	29,258
Client fund obligations	228,482	194,378
Total current liabilities	259,723	223,636
Long-term liabilities:
Deferred revenue	1,909	3,430
Deferred tax liability	3,264	2,612
Notes payable, net of current portion	63,282	5,709
Lease liabilities, noncurrent	5,221	3,578
Other liabilities	224	358
Total long-term liabilities	73,900	15,687
Total liabilities	333,623	239,323
Commitments and contingencies - Note 8
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 28,076 and 26,671 shares issued, 28,076 and 26,671 shares outstanding at December 31, 2025, and December 31, 2024, respectively	281	267
Treasury stock at cost, zero(1) shares at December 31, 2025, and December 31, 2024	—	—
Additional paid-in capital	517,432	504,849
Accumulated deficit	(320,352)	(307,226)
Accumulated other comprehensive income (loss)	435	(575)
Total stockholders’ equity	197,796	197,315
Total liabilities and stockholders’ equity	$531,419	$436,638
 (1) The aggregate Treasury stock of prior repurchases of our own common stock was retired and subsequently issued effective January 1, 2024. See the Consolidated
Statement of Changes in Stockholders’ Equity for the impact of this transaction.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenue:
Recurring	$127,288	$114,471
Professional services, hardware and other	13,253	5,321
Total revenue	140,541	119,792
Cost of sales	45,667	37,685
Gross profit	94,874	82,107
Operating expenses:
Sales and marketing	33,569	28,316
General and administrative	45,831	40,499
Research and development	5,599	7,807
Amortization of intangible assets	18,283	16,222
Total operating expenses	103,282	92,844
Loss from operations	(8,408)	(10,737)
Interest income	869	913
Interest expense	(5,056)	(1,024)
Other income, net	121	8
Loss from operations before income taxes	(12,474)	(10,840)
Income tax expense	652	933
Net loss	(13,126)	(11,773)
Other comprehensive income:
Unrealized gain on marketable securities	1,010	540
Comprehensive loss	$(12,116)	$(11,233)

Basic and diluted loss per share
Basic	$(0.48)	$(0.45)
Diluted	$(0.48)	$(0.45)

Weighted average basic and diluted shares
Basic	27,430	26,054
Diluted	27,430	26,054

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	24,998	$254	$(5,017)	$487,973	$(290,440)	$(1,115)	$191,655
Stock issued upon option exercise and vesting of restricted stock units	532	6	—	688	—	—	694
Stock issued, ESPP	116	1	—	675	—	—	676
Stock issued for acquisitions	1,025	10	—	9,069	—	—	9,079
Share based compensation	—	—	—	6,444	—	—	6,444
Retirement and reissuance of treasury shares	—	(4)	5,017	—	(5,013)		—
Net loss	—	—	—	—	(11,773)	—	(11,773)
Other comprehensive income	—	—	—	—	—	540	540
Balance at December 31, 2024	26,671	$267	$—	$504,849	$(307,226)	$(575)	$197,315

Stock issued upon option exercise and vesting of restricted stock units	829	8	—	589	—	—	597
Stock issued, ESPP	114	1	—	738	—	—	739
Stock issued for acquisitions	124	1	—	955	—	—	956
Stock issued for debt payment	338	4	—	2,562	—	—	2,566
Share based compensation	—	—	—	7,739	—	—	7,739
Net loss	—	—	—	—	(13,126)	—	(13,126)
Other comprehensive income	—	—	—	—	—	1,010	1,010
Balance at December 31, 2025	28,076	$281	$—	$517,432	$(320,352)	$435	$197,796

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,126)	$(11,773)
Adjustments to reconcile loss to net cash provided by operations:
Depreciation and amortization	26,439	22,142
Amortization of operating lease assets	1,560	1,386
Amortization of debt financing costs and discount	1,253	726
Non-cash interest expense	3,802	298
Net accretion of discounts and amortization of premiums on available-for-sale securities	(398)	(377)
Provision for expected losses	1,122	46
Provision for deferred income taxes	652	884
Loss on extinguishment of debt	71	—
Net realized gains on sales of available-for-sale securities	(2,949)	(2,609)
Share-based compensation	7,739	6,444
Changes in operating assets and liabilities:
Accounts receivable	3,193	(3,998)
Inventory	750	(41)
Prepaid expenses and other assets	(1,165)	(1,886)
Accounts payable	335	(1,206)
Accrued expenses and other long-term obligations	(3,650)	(1,103)
Lease liabilities	(1,661)	(1,555)
Deferred revenue	(1,749)	2,010
Net cash provided by operating activities	22,218	9,388
Cash flows from investing activities:
Business combination consideration, net of cash acquired	(37,500)	(7,900)
Acquisition of intangible assets	(15,666)	(5,356)
Purchases of property and equipment	(787)	(692)
Software capitalization costs	(13,733)	(10,187)
Purchases of available-for-sale securities	(44,614)	(15,643)
Proceeds from sales and maturities of available-for-sale securities	25,623	20,522
Net cash used in investing activities	(86,677)	(19,256)
Cash flows from financing activities:
Payments of finance lease principal	(19)	—
Proceeds from notes payable, net of issuance costs	57,975	4,995
Payments of notes payable	(7,200)	(420)
Debt extinguishment costs	(100)	—
Net proceeds from issuance of common stock	1,336	1,370
Capital raise fees	—	(132)
Payments made on amounts due for the acquisition of intangibles	(2,647)	(1,513)
Net change in client fund obligations	34,105	(26,342)
Net cash provided by (used in) financing activities	83,450	(22,042)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	18,991	(31,910)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	145,712	177,622
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$164,703	$145,712

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2025	2024
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$25,244	$21,425
Restricted cash and restricted cash equivalents included in funds held for clients	139,459	124,287
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$164,703	$145,712

Supplemental information:
Cash paid for interest	$3,294	$—
Cash paid for income taxes, net of refunds	$—	$18

Non-cash investing and financing activities:
Acquisition of intangible assets	$488	$5,338
Notes payable issued for acquisitions	$5,524	$3,107
Shares issued for acquisitions	$956	$9,125
Shares issued for debt payments	$2,566	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, HR management tools, Time & Attendance software, Recruiting, and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay™, our payroll card, which we provide in association with our partners, offers employees fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

We strive to be the most trusted HCM resource. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We sell our solutions through both direct and partner channels. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. Asure has two types of partners: Reseller Partners that white label our products while providing value-added services to their clients (our indirect clients) and Referral Partners that provide us with client leads but do not resell our solutions. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle. The Asure HCM suite includes eight product lines: Asure Payroll & Tax, Asure HR Compliance, Asure Time & Attendance, AsureRecruiting™, Asure Insurance and Benefits Administration, AsurePay™, Asure Tax Management Solutions, and AsureMarketplace™ .

We develop, market, sell and support our offerings nationwide through our principal office in Austin, Texas, and from our processing hubs in Alabama, California, Florida, Georgia, New Jersey, New York, North Carolina, Ohio, South Dakota, Tennessee, Texas, Virginia, and Vermont.
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

CONTINGENCIES

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2025, we were not currently a party to any material legal proceedings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires companies to disaggregate information about their effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes. The standard becomes effective for public entities for annual periods beginning after December 15, 2024. We adopted this standard prospectively for the annual period ended December 31, 2025. This guidance did not have an impact on our financial position, results of operations, or cash flows, although it did result in expanded reportable disclosures. See Note 10 — Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

We consider all highly liquid investments with maturities of 90 days or less to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. Restricted cash consists of cash balances which are restricted as to withdrawal or usage. As of December 31, 2025, we had no restricted cash.

INVENTORIES

Our inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on an average cost basis. Items included in costs of inventory consist of labor, material, overhead costs, freight in, and additional transactions costs such as taxes and tariffs.

We periodically assess the value of our inventory for decreases in value due to obsolescence. Included in this evaluation is our assessment of product demand, estimated future sales, and our plans for our products in the future. Provisions are made if the cost of inventories exceeds their net realizable value and is charged to cost of sales. We did not recognize any provision for the years ended December 31, 2025 and 2024.

INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums and accretion of discounts is included in interest income. Realized gains and losses and declines in value judged to be credit losses, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

We maintain an allowance for credit losses at an amount we estimate to be sufficient to provide adequate protection against credit losses resulting from extending credit to our customers. We base this allowance and our expected credit loss estimates, in the aggregate, on historical collection experience, age of receivables, general economic conditions and reasonable and supportable forecasts concerning the future. The allowance for credit losses also considers the need for specific customer reserves based on the customer’s payment experience, credit worthiness and age of receivable balances. Our bad debts have been within management expectations. Refer to Note 7 — Contracts with Customers and Revenue Concentration for details on our accounts receivable and allowance for credit losses.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including intangible assets with definite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there was no impairment of long-lived assets including intangible assets with definite lives, for the year ended December 31, 2025.

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

REVENUE RECOGNITION

Our revenue primarily consists of SaaS offerings and income from investments made from funds held for clients. Collectively, the SaaS offerings are referred to as “Asure HCM”, consisting of Payroll & Tax solutions, Recruiting, Time & Attendance software, HR management tools, and Benefits Administration, and data integrations that enable employers and their employees to enhance efficiencies and take advantage of value-added solutions. We also provide support and other professional services related to our offerings. Furthermore, our Time & Attendance software can be provided in the form of a software subscription license arrangement, that typically includes hardware, maintenance/support, and professional services. We recognize revenue on an output basis when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We determine standalone selling prices based on the amount that we believe the market is willing to pay determined through historical analysis of sales data as well as through use of the residual approach when we can estimate the standalone selling price for one or more, but not all, of the promised goods or services.

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

Our payment terms vary by the type of customer and the customer’s payment history and the products or services offered. Due to the current political climate related to Employee Retention Tax Credits (“ERTC”), including pending and anticipated changes to ERTC, there is a risk that we may not collect on some of our outstanding percentage of recovery ERTC receivables. The term between invoicing and when payment is due is not significant and as such our contracts do not include a significant financing component. The transaction prices of our contracts primarily do not include consideration amounts that are variable and do not include noncash consideration. In the event that variable consideration exists, management estimates the amount of variable consideration to the extent to prevent a material reversal of revenue in a future period.

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

ADVERTISING COSTS

We expense advertising costs as we incur them. Advertising expenses were $1,993 and $1,991 for the years ended December 31, 2025 and 2024, respectively. We recorded these expenses as part of sales and marketing expenses on our Consolidated Statements of Comprehensive Loss.

LEASE OBLIGATIONS

At the commencement date of a lease, we classify the lease as either an operating or finance lease in accordance with ASC 842 depending on the terms of the lease agreement. We recognize a liability to make lease payments and an asset representing either the leased asset or the right-of-use underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As our leases typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date taking into consideration necessary adjustments for collateral, depending on the facts and circumstances of the lessee and the leased asset, and term to match the lease term. The lease asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by us and excludes lease incentives. Operating lease assets are shown separately in our Consolidated Balance Sheets from finance lease assets, which are included in property and equipment, net. Lease liabilities are shown separately in our Consolidated Balance Sheets, and include both operating and finance lease liabilities.

Operating lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term. Finance lease costs are recognized using the effective interest method. Lease agreements that contain both lease and non-lease components are generally accounted for separately.

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

Lathem contributed net revenues of $9,262, of which $5,420 are recurring revenues, and net income of $1,416 to our consolidated total operating activity from the acquisition date of July 1, 2025, through December 31, 2025.

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the transaction had occurred as of January 1, 2024, prepared in accordance with ASC 805:

	Year Ended December 31,
	2025	2024
Total revenue	$149,917	$138,108
Net loss	$(14,998)	$(16,442)

Pro forma earnings for the year ended December 31, 2025, were adjusted to exclude $733 of legal costs associated with the acquisition that were recognized in general and administrative expense. Pro forma earnings for the year ended December 31, 2024, were adjusted to include these charges.

Asset Acquisitions

During the year ended December 31, 2025, we completed seven customer relationship asset acquisitions. The total purchase price of these acquisitions was $20,523, which consisted of $16,019 of cash paid during the year ended December 31, 2025, $56 of cash to be paid over the next 12 months, the delivery of promissory notes in the amount of $3,492, net of discounts, and the delivery of 124 shares of Asure common stock, which had an aggregate fair value of $956 at the respective acquisition dates. The purchase prices for certain of these acquisitions are subject to adjustments for contingent events which are generally expected to occur over the next twelve months following December 31, 2025, including revenue generated from the acquired assets. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

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

Asset Acquisitions

During the year ended December 31, 2024, we completed eleven customer relationship asset acquisitions. The total purchase price of these acquisitions was $15,123, which consisted of $2,436 of cash paid during the year ended December 31, 2025, $5,842 of cash paid during the year ended December 31, 2024, $393 of cash to be paid over the next 12 months, $166 of cash to be paid thereafter, the delivery of promissory notes in the amount of $1,423, net of discounts, and the delivery of 500 shares of Asure common stock, which had an aggregate fair value of $4,863 at the respective acquisition dates. The purchase price for certain acquisitions is subject to adjustments for contingent events to be resolved primarily over the next one to three years, including revenue generated from the acquired assets. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, and December 31, 2024, respectively (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Funds held for clients
Money market funds	$1,784	$1,784	$—	$—
Available-for-sale securities	88,652	—	88,652	—
Total	$90,436	$1,784	$88,652	$—

December 31, 2024
Assets:
Funds held for clients
Money market funds	$8,105	$8,105	$—	$—
Available-for-sale securities	68,328	—	68,328	—
Total	$76,433	$8,105	$68,328	$—

Restricted cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
December 31, 2025
Restricted cash equivalents	$1,787	$—	$(3)	$1,784
Available-for-sale securities:
Corporate debt securities	83,160	501	(77)	83,584
Municipal bonds	1,542	—	(17)	1,525
U.S. Government agency securities	3,515	28	—	3,543
Total available-for-sale securities	88,217	529	(94)	88,652

Total(2)	$90,004	$529	$(97)	$90,436

December 31, 2024
Restricted cash equivalents	$8,115	$—	$(10)	$8,105
Available-for-sale securities:
Corporate debt securities	63,253	164	(619)	62,798
Municipal bonds	3,194	—	(104)	3,090
U.S. Government agency securities	2,449	6	(15)	2,440
Total available-for-sale securities	68,896	170	(738)	68,328

Total(2)	$77,011	$170	$(748)	$76,433

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. As of December 31, 2025, and December 31, 2024, there were 127 and 45 securities, respectively, in an unrealized gain position and there were 27 and 89 securities in an unrealized loss position, respectively. As of December 31, 2025, these unrealized losses were less than $13 individually and $94 in the aggregate. As of December 31, 2024, these unrealized losses were less than $38 individually and $738 in the aggregate. We invest in high quality securities with roughly 71% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. We have no material individual securities that have been in a continuous unrealized loss position greater than twelve months. We do not intend to sell these investments, and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)At December 31, 2025, and December 31, 2024, none of these securities were classified as cash and cash equivalents on the accompanying Consolidated Balance Sheets.

Funds held for clients represent assets that we have classified as restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories (in thousands):

	December 31, 2025	December 31, 2024
Restricted cash and cash equivalents held to satisfy client funds obligations	$139,459	$124,287
Restricted short-term marketable securities held to satisfy client funds obligations	12,781	5,273
Restricted long-term marketable securities held to satisfy client funds obligations	75,871	63,055
Total funds held for clients	$228,111	$192,615

Expected maturities of available-for-sale securities as of December 31, 2025, are as follows (in thousands):

One year or less	$12,781
After one year through five years	75,871
$88,652

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2025 and 2024, consisted of the following (in thousands):

	Estimated Useful Life (in years)	2025	2024
Furniture and equipment	2 to 5	$9,103	$8,273
Software development costs	3	44,532	31,305
Software	2 to 5	3,383	3,063
Leasehold improvements	2 to 5	2,913	2,595
Gross property and equipment		59,931	45,236
Less: accumulated depreciation and amortization		(32,121)	(25,567)
Property and equipment, net		$27,810	$19,669

We record the depreciation and amortization of our property and equipment as depreciation expense on our Consolidated Statements of Comprehensive Loss. We record depreciation expenses using the straight-line method over the estimated useful lives of the assets, as noted above. Depreciation and amortization expenses relating to property and equipment were $7,009 and $5,720 for the years ended December 31, 2025 and 2024, respectively.

We acquired software development costs from prior acquisitions and we continue to invest in software development. We are developing products which we intend to offer utilizing software as-a-service (“SaaS”). We follow the guidance of ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, for development costs related to these new products. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are generally expensed as incurred except for significant upgrades and enhancements. Capitalized software costs are amortized over the software’s estimated useful life, which management has determined to be three years. During the years ended December 31, 2025 and 2024, we capitalized $13,733 and $10,187 of software development costs, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	2024	Acquisitions	2025
Goodwill	$94,724	$21,035	$115,759

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled workforces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of December 31, 2025, there has been no impairment of goodwill based on the qualitative assessments we have performed.

Gross Intangible Assets	2024	Acquisitions	2025
Customer relationships	$148,097	$33,927	$182,024
Developed technology	15,201	4,300	19,501
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
	$165,210	$38,227	$203,437

The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2025 and 2024, are as follows (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross	Accumulated Amortization	Net
December 31, 2025
Customer relationships	8.5	$182,024	$(101,343)	$80,681
Developed technology	6.6	19,501	(12,348)	7,153
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(955)	77
	8.2	$203,437	$(115,526)	$87,911

December 31, 2024
Customer relationships	8.6	$148,097	$(83,074)	$65,023
Developed technology	6.5	15,201	(11,201)	4,000
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(941)	91
	8.3	$165,210	$(96,096)	$69,114

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in operating expenses were $18,283 and $16,222 for the years ended December 31, 2025 and 2024, respectively. Amortization expenses recorded in cost of sales were $1,147 and $200 for the years ended December 31, 2025 and 2024, respectively. There was no impairment of intangibles during the year ended December 31, 2025, based on the qualitative assessment we performed. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2025 (in thousands):

2026	$18,649
2027	16,462
2028	15,017
2029	12,854
2030	9,224
Thereafter	15,705
$87,911

NOTE 6 - NOTES PAYABLE

The following table summarizes our gross outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	December 31, 2025	December 31, 2024
Notes Payable – Acquisitions(1)	08/01/2026 - 07/01/29	2.00% - 4.00%	$10,775	$9,943
Notes Payable – Other	11/01/25	10.00%	—	5,000
Senior Credit Facility	04/01/2030	9.25%	60,000	—
Total Notes Payable			$70,775	$14,943
(1)See Note 2 — Business Combinations and Asset Acquisitions for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
December 31, 2025
Current portion of notes payable	$4,834	$(490)	$4,344
Notes payable, net of current portion	65,941	(2,659)	63,282
Total	$70,775	$(3,149)	$67,626

December 31, 2024
Current portion of notes payable	$7,578	$(570)	$7,008
Notes payable, net of current portion	7,365	(1,656)	5,709
Total	$14,943	$(2,226)	$12,717

The following table summarizes the future principal payments related to our outstanding debt as of December 31, 2025 (in thousands):

2026	$4,834
2027	4,941
2028	—
2029	46,000
2030	15,000
Total	$70,775

Notes Payable - Acquisitions

As of December 31, 2025, we have eight outstanding subordinated promissory notes related to acquisitions that occurred during the year ended December 31, 2025 and prior years with a combined outstanding principal balance of $10,775 and maturity dates ranging from August 1, 2026 to July 1, 2029. See Note 2 — Business Combinations and Asset Acquisitions for further discussion regarding the issuance of notes payable related to acquisitions.

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

Senior Credit Facility

On April 10, 2025, we entered into a Loan Agreement with MidCap Financial Trust (“MidCap”) and the lenders from time to time party thereto (such lenders collectively with MidCap, the “Lenders”). Under the Loan Agreement, we may borrow up to $60,000 from the Lenders, all of which has been funded as of December 31, 2025. The maturity date of the loan as provided under the Loan Agreement is April 1, 2030 (the “Maturity Date”).

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term Secured Overnight Financing Rate (“SOFR”) plus 5.00%, subject to a SOFR floor of 2.00%. This rate was 9.25% as of December 31, 2025. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month. At the time of final payment under the loan, we will provide a final payment fee of 2.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders.

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.00% per annum in excess of the rate otherwise payable. The Loan Agreement is collateralized by substantially all of our assets except for all client funds balances and an amount of cash intended solely to cover employee wages, benefits, and taxes for a limited period. Under the Loan Agreement, we covenant to maintain a (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of $10,000. As of December 31, 2025, we are in compliance with all covenants under the Loan Agreement.

In connection with the Loan Agreement and subsequent draw, we incurred $2,025 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Loan Agreement. As a result, net proceeds of all borrowings under the Loan Agreement were $57,975.

NOTE 7 - CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $7,206, were $15,859 at December 31, 2025. Receivables from contracts with customers, net of allowance for credit losses of $6,328, were $18,154 at December 31, 2024. We had a provision for expected losses of $1,122, write-offs charged against the allowance for credit losses of $666, and recoveries on previously written off receivables of $422 during the year ended December 31, 2025. We had a provision for expected losses of $46, write-offs charged against the allowance for credit losses of $68, and recoveries on previously written off receivables of $1,563 during the year ended December 31, 2024. As of December 31, 2025, we had one customer that accounted for $1,879 or 13% of our net accounts receivable balance. The receivable balance is not collateralized, and thus the entire $1,879 is at risk of loss. No customers represented more than 10% of our net accounts receivable balance as of December 31, 2024.

Contract Assets

Costs to Fulfill Contracts

Contract assets from contracts with customers were $3,747 and $1,712 balance at December 31, 2025 and 2024, respectively.

Costs to Obtain Contracts

Deferred commission costs from contracts with customers were $14,721 and $12,351 at December 31, 2025 and 2024, respectively. The increase is primarily due to higher commissions and related costs to obtain contracts with customers. The amount of amortization recognized for the years ended December 31, 2025 and 2024, was $3,285 and $2,568, respectively.

Deferred Revenue

During the years ended December 31, 2025 and 2024, revenue of $11,649 and $6,626, respectively, was recognized from the deferred revenue balance at the beginning of each period. During the year ended December 31, 2024, various multi-year arrangements were finalized towards the end of the year, which is the primary driver of the increase in the amounts recognized from deferred revenue during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2025, approximately $99,654 of revenue is expected to be recognized from remaining performance obligations that are originally expected to last longer than a year. We expect to recognize revenue on approximately 41% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Revenue Concentration

During the years ended December 31, 2025 and 2024, there were no customers that individually represented 10% or more of consolidated revenue.

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

We have entered into a software license agreement, which qualifies as a finance lease under ASC 842 (“Leases”). Under this lease, the lessor receives fixed payments over a period of four years, after which we take ownership of the software and source code. The resulting software asset is included in property and equipment, net, in the accompanying Consolidated Balance Sheets. We record amortization for the related asset over its useful life on a straight-line basis and recognize interest expense under the effective interest method over the term of the lease. In the accompanying Consolidated Statements of Comprehensive Loss, these expenses are included in general and administrative expenses and interest expense, respectively.

The components of the lease-related expenses for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	2025	2024
Operating lease cost:
Rent expense	$2,262	$1,948
Sublease income	—	(4)
Total operating lease cost	$2,262	$1,944

Finance lease cost:
Amortization of assets	$19	$—
Interest on lease liabilities	10	—
Total finance lease cost	$29	$—

For purposes of calculating the operating lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% as of December 31, 2025 and 2024. The weighted average remaining lease term for our operating leases is three years and four years as of December 31, 2025 and 2024, respectively. The discount rate of our finance lease is 11% as of December 31, 2025. The remaining lease term for our finance lease is four years as of December 31, 2025.

Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows from operating leases	$2,265	$2,106
Non-cash activities:
Operating lease assets obtained or removed in exchange for new, modified or terminated operating lease liabilities	$3,547	$419
Finance lease assets obtained or removed in exchange for new, modified, or terminated finance lease liabilities	$284	$—

Future minimum commitments over the life of all operating and financing leases, which exclude variable rent payments, are as follows for the periods presented below (in thousands):

	Operating Leases	Finance Leases
2026	$2,514	$88
2027	2,376	88
2028	2,110	87
2029	1,035	58
2030	208	—
Thereafter	27	—
Total minimum lease payments	8,270	321
Less: imputed interest	(1,358)	(56)
Total lease liabilities	$6,912	$265

Contingencies

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of December 31, 2025, we were not currently a party to any material legal proceedings.

NOTE 9 - STOCKHOLDERS’ EQUITY, EMPLOYEE BENEFIT PLANS AND SHARE-BASED COMPENSATION

Shelf Registration

In April 2024, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to provide access to additional capital, if needed. Pursuant to the shelf registration statement, we may from time to time offer to sell in one or more offerings shares of our common stock or other securities having an aggregate value of up to $150,000. The shelf registration statement relating to these securities became effective on April 19, 2024. As of December 31, 2025, there is $150,000 available under the shelf registration statement.

Also in April 2024, we filed an acquisition shelf registration statement on Form S-4 with the SEC to allow us to issue securities in future business combinations. Pursuant to the acquisition shelf registration statement, we may from time to time issue up to 12,500 shares of our common stock as consideration in future business combinations. The shelf registration statement relating to these securities became effective on April 19, 2024. As of December 31, 2025, there are 12,500 shares of common stock available for issuance under this acquisition shelf registration statement.

On October 31, 2024, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”). The Sales Agreement provides for the offer and sale of up to $25,000 of our newly issued common stock as registered under the April 2024 shelf registration, from time to time through an “at the market offering” program. We will specify the parameters for the sale of the shares of common stock, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We may offer and sell up to $25,000 of shares of common stock pursuant to the Sales Agreement. Actual sales of common stock under the Sales Agreement will depend on a variety of factors including, among other things, market conditions, the trading price of the common stock and potential funding needs. As a result, the full amount of capital may not be fully realized. We intend to use the net proceeds from these at-market offerings, if any, for general corporate purposes. Our general corporate purposes include, but are not limited to, repayment or refinancing of debt, capital expenditures, funding possible acquisitions, working capital and satisfaction of other obligations. As of December 31, 2025, there are $25,000 of shares of common stock available for issuance under the Sales Agreement.

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

The number of shares available for issuance under the 2018 Plan is 6,998 shares. We have 819 options, 820 RSUs, and 558 PSUs granted and outstanding pursuant to the 2018 Plan as of December 31, 2025.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method. During the years ended December 31, 2025 and 2024, we have not issued any stock options as compensation.

Total compensation expense recognized in the Consolidated Statements of Comprehensive Loss for stock based awards was $7,739 and $6,444 for 2025 and 2024, respectively.

As of December 31, 2025, we reserved shares of common stock for future issuance under the 2018 Plan as follows (in thousands):

Options, PSUs and RSUs outstanding	2,197
Shares available for future grant	2,646
Shares reserved	4,843

The following table summarizes activity related to options during the year ended December 31, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	1,283	$7.36
Granted	—	—
Exercised	(460)	6.77
Cancelled	(4)	7.48
Outstanding, end of year	819	$7.69	0.87	$1,456

Vested and expected to vest	819	$7.69	0.87	$1,456
Exercisable	817	$7.68	0.87	$1,456

The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024, was $1,251 and $225, respectively. As of December 31, 2025, total compensation cost not yet recognized related to nonvested share options was $7, which is expected to be recognized over a weighted average period of 0.42 years.

The following table summarizes activity related to RSUs during the year ended December 31, 2025 (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	754	$9.59
Granted	594	9.76
Performance adjustments	24	9.76
Vested	(478)	9.67
Forfeited	(74)	9.89
Outstanding, end of year	820	$9.62

The total fair value of RSUs vested during the years ended December 31, 2025 and 2024, was $4,623 and $3,481, respectively. As of December 31, 2025, total compensation cost not yet recognized related to nonvested RSUs was $4,709, which is expected to be recognized over a weighted average period of 1.91 years.

The following table summarizes activity related to PSUs during the year ended December 31, 2025 (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	368	$9.26
Granted	348	9.47
Performance adjustments	1	9.47
Vested	(159)	9.35
Forfeited	—	—
Outstanding, end of year	558	$9.40

As of December 31, 2025, total compensation cost not yet recognized related to nonvested PSUs was $1,136 which is expected to be recognized over a weighted average period of 1.96 years.

As of December 31, 2025, we had 2,646 shares available for grant pursuant to the 2018 Plan.

401(k) Savings Plan

We sponsor a defined contribution 401(k) plan that is available to substantially all employees. Our Board of Directors may amend or terminate the plan at any time. Defined contribution plan expense was $2,186 and $2,061 during the years ended December 31, 2025 and 2024, respectively.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“Purchase Plan”) was approved by the stockholders in June 2017. The Purchase Plan allows all eligible employees to purchase a limited number of shares of our common stock during pre-specified offering periods at a discount established by the Board of Directors, not to exceed 15% of the fair market value of the common stock, at the beginning or end of the offering period (whichever is lower). Under the ESPP, 875 shares were reserved for issuance of which there remains 295 shares available for future issuance.

NOTE 10 - INCOME TAXES

The components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	2025	2024
Current
Federal	$—	$9
State	—	40
Total current	$—	$49

Deferred
Federal	$81	$532
State	571	352
Total deferred	$652	$884

Total tax provision	$652	$933

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), as described in Note 1 — Description of Business, Basis of Presentation, and Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for income taxes for the year ended December 31, 2025, was as follows:

	2025
U.S. federal statutory tax rate	$(2,621)	21.0%
State taxes, net of federal benefit(1)	551	(4.4)%
Tax credits
Research and development tax credits	123	(1.0)%
Change in valuation allowance	2,445	(19.6)%
Nontaxable or nondeductible items
Stock compensation	(102)	0.8%
Officer's compensation limitation	489	(3.9)%
Impact of deferred tax true up for intangible assets	214	(1.7)%
Impact of deferred tax true up for stock compensation	147	(1.2)%
Impact of asset acquisitions on deferred taxes	(712)	5.7%
Changes in unrecognized tax benefits	19	(0.1)%
Other adjustments	99	(0.8)%
	$652	(5.2)%
(1)The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include New York State, New York City, the New York Metropolitan Commuter Transportation District, New Jersey, and California.

The reconciliation of taxes at the federal statutory income tax rate of 21% to our provision for income taxes for the year ended December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

2024
Computed at statutory rate	$(2,276)
State tax, net of federal benefit	(377)
Permanent items and other	76
Officer’s compensation limitation	345
Stock compensation	109
Credit carryforwards	759
Change in valuation allowance	2,297
$933

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	2025	2024
Deferred tax assets
Net operating losses	$12,415	$10,914
Research and development credit carryforwards	3,402	3,500
Stock compensation	2,291	2,135
Fixed assets	60	24
Capitalized Software	3,443	3,254
Acquired intangibles	6,124	2,722
Lease liabilities	1,962	1,314
Accrued expenses	2,460	2,244
Deferred revenue	1,192	326
Other	—	34
Gross deferred tax assets	33,349	26,467
Less: Valuation allowance	(22,538)	(18,497)
Total deferred tax assets	$10,811	$7,970

Deferred tax liabilities
Deferred commissions	$(4,024)	$(3,236)
Goodwill	(8,403)	(6,287)
Right-of-use assets	(1,648)	(1,059)
Total deferred tax liabilities	$(14,075)	$(10,582)

Net deferred tax liabilities	$(3,264)	$(2,612)

At December 31, 2025, we had federal net operating loss carryforwards of $51,259 and research and development credit carryforwards of $3,448. We also had state net operating loss carryforwards of $29,197 and state tax credit carryforwards of $567. The net operating loss and research and development credit carryforwards will expire in varying amounts from 2026 through 2042, if not utilized. Approximately $23,706 of the federal net operating loss carryforwards carry forward indefinitely, but can only offset up to 80% of taxable income.

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

Due to the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future tax returns, we have placed a valuation allowance against our net deferred tax assets, exclusive of jurisdictions in which we have net deferred tax liabilities. During the year ended December 31, 2025, the valuation allowance increased by $4,041 due primarily to operations.

Under ASC 740-10, Income Taxes, we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined it has the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2025. We do not anticipate any significant changes in such uncertainties and judgments during the next twelve months. To the extent we are required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability. The reconciliation of our unrecognized tax benefits is as follows:

Balance at December 31, 2023	$649
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(97)
Balance at December 31, 2024	552
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(47)
Balance at December 31, 2025	$505

As of December 31, 2025, we had $505 of unrecognized tax benefits, of which $19 would affect the effective tax rate if recognized.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2025, we recognized $0 of interest and penalties in our income tax expense.

We file tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are subject to U.S. federal income tax examinations for years ending on or after December 31, 2022 and are subject to state and local income tax examinations by tax authorities for years ending on or after December 31, 2021. We are not currently under audit for any federal or state jurisdictions. However, since we have net operating losses, the taxing authorities have the ability to review tax returns no longer subject to examination and make adjustments to these net operating loss carryforwards.

NOTE 11 - NET LOSS PER SHARE

We compute net loss per share based on the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options or vesting of RSUs and in some cases PSUs. In periods of net income, we compute the adjustment to the denominator of our dilutive net earnings per share calculation to include these stock options, RSUs, and PSUs, to the extent that they are not anti-dilutive, using the treasury stock method. In periods of net loss, diluted loss per share is the same as basic loss per share, as all incremental common shares issuable would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the years ended December 31 (in thousands, except per share amounts):

	2025	2024
Basic:
Net loss	$(13,126)	$(11,773)
Weighted-average shares of common stock outstanding	27,430	26,054
Basic loss per share	$(0.48)	$(0.45)

Diluted:
Net loss	$(13,126)	$(11,773)
Weighted-average shares of common stock outstanding	27,430	26,054
Diluted loss per share	$(0.48)	$(0.45)

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

The operating financial results of our single reportable segment for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	2025	2024
Total revenues	$140,541	$119,792

Significant segment expenses
Compensation	89,404	83,547
Non-compensation	39,671	30,792
Deferred software and commission costs	(14,309)	(12,398)
Amortization, depreciation, and other noncash expenses	34,835	29,522
Other segment expenses(1)	4,066	102
Total expenses	153,667	131,565
Net loss	$(13,126)	$(11,773)
(1)Other segment expenses include interest expense, net of interest income, and other business expense

See the consolidated financial statements for other financial information regarding our reportable segment.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2025, but before the filing of the financial statements, we completed one customer relationship asset acquisition. The total purchase price of this acquisition was $6,059, which consisted of $4,735 of cash paid at close, the delivery of a promissory note in the amount of $879, net of discounts, and the delivery of 49 shares of Asure common stock, which had an aggregate fair value of $445 at the acquisition date.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DOCUMENTS

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management, with the participation of our chief executive officer, who is our principal executive officer, and chief financial officer, who is our principal financial and accounting officer, (collectively, our “principal officers”) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our principal officers, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by CBIZ CPAs P.C., an independent registered public accounting firm, as stated in its report which is included in the following pages of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent Quarterly Reports on Form 10-Q during 2025, management identified a material weakness in internal control over financial reporting related to ineffective design and operations of controls over program change management due to a lack of complete program and data change logs for certain financially relevant applications. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were determined to be ineffective as a result of such deficiency. The material weakness did not result in a material misstatement to our consolidated financial statements, however, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Status of Remediation

Management, with oversight from the Audit Committee, has implemented remediation measures to address the above material weakness. As previously disclosed, change activity logging was activated to ensure complete logging of all program and data changes from the impacted financially relevant systems.

Management completed testing of the design and operating effectiveness of the remediated controls and concluded that the previously identified material weakness has been remediated as of December 31, 2025. As a result of these remediation efforts, management determined that the controls dependent on information derived from the impacted systems, including automated controls and system-generated reports used in financial reporting processes, are operating effectively as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Other than the material weakness and remediation discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of
Asure Software, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Asure Software, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2025 and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2025 of the Company, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CBIZ CPAS P.C.

CBIZ CPAs P.C.

Los Angeles, California
February 26, 2026

ITEM 9B.    OTHER INFORMATION

(a)

Performance Stock Unit Grants

Effective January 1, 2026, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of performance stock units (“PSU”) pursuant to a Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement (the “PSU Award Agreement”) under the 2018 Plan to Patrick Goepel, John Pence and Eyal Goldstein payable in the form of RSUs. A form of the PSU Award Agreement is attached to this Annual Report as Exhibit 10.13. The PSU Award Agreements set target and maximum levels of awards based on the achievement of Performance Metrics (as defined in the PSU Award Agreement) through the Performance Period (as defined in the PSU Award Agreement). The RSUs granted pursuant to the PSU Award Agreement will vest over a three-year as follows: (a) 38.89% of the RSUs will vest on the Final Payment Date (as defined in the PSU Award Agreement) if the Final Payment Date is in February 2027 or 41.67% of the RSUs will vest on the Final Payment Date if the Final Payment Date is in March 2027; and (b) the remaining RSUs will vest in equal monthly installments beginning on the first day of the calendar month after the Final Payment Date through and including January 1, 2029.

(b)

During the year ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2026 annual meeting of shareholders under the headings “Item 1 – Election of Directors and Other Matters.”

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2026 annual meeting of shareholders under the headings “Executive Compensation,” “Equity Compensation Plan Information” and “Non-Employee Director Compensation Table.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2026 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2026 annual meeting of shareholders under the heading “Approval of Transactions with Related Parties.”

ITEM 14.    PRINCIPAL ACCOUNTANT AND SERVICES

The information required under this Item is incorporated by reference to the information set forth in our definitive proxy statement for our 2026 annual meeting of shareholders under the heading “Item 2 – Ratification of Independent Registered Public Accounting Firm.”

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

2.1
Equity Purchase Agreement, dated July 1, 2025, by and among Pendulum Holding, Inc., the equityholders of Pendulum Holding, Inc., Lathem Time 2025, LLC (f/k/a Lathem Time Corporation), and Asure Software, Inc. (Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-34522), filed July 1, 2025. †

3.1	Restated Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed May 11, 2017).

3.2	Certificate of Amendment to Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-34522), filed June 2, 2020).

3.3	Third Amended and Restated Bylaws (Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed November 9, 2018).

3.4	Amendment to No. 1 to Third Amended and Restated Bylaws (Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-34522), filed April 6, 2020).

3.5	Amendment to No. 2 to Third Amended and Restated Bylaws (Previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-34522) filed February 26, 2024).

4.1	Specimen Certificate for the Common Stock (Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 1-34522), filed December 13, 2012).

4.2
Fourth Amended and Restated Rights Agreement, dated effective October 28, 2025 between Asure Software, Inc. and Equiniti Trust Company LLC (Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-34522), filed April 16, 2025).

4.3	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.*

10.1	Stock Purchase Agreement dated September 25, 2009 with Patrick Goepel (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-34522), filed September 28, 2009).

10.2
Amended and Restated Employment Agreement dated July 2, 2011 with Patrick Goepel (Previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed March 30, 2012).

10.3	Employee Stock Purchase Plan, as amended on May 27, 2020 (Previously incorporated to the Company’s Proxy Statement (File No. 1-34522) for its Annual Meeting of Shareholders held on May 27, 2020).+

10.4	Form of Indemnification Agreement (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34522), filed December 21, 2017).

10.5	Executive Change in Control Severance Plan (Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-34522), filed December 21, 2017).

10.6
First Amendment to Executive Change in Control Severance Plan, dated January 1, 2024 (Previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-34522) filed February 26, 2024).

10.7
Asure Software, Inc. 2018 Incentive Award Plan, as amended on May 29, 2019, May 27, 2020, May 31, 2022, and June 2, 2025 (Previously filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522), filed May 11, 2020).+

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

10.11
Sales Agreement, dated October 31, 2024, by and between Asure Software, Inc. and Roth Capital Partners, LLC (Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 1-34522) filed October 31, 2024).

10.12
Form of 2025 Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan (Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522) Filed May 1, 2025).

10.13	Form of 2026 Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan.*

10.14
Credit, Security and Guaranty Agreement, dated as of April 10, 2025, by and among Asure Software, Inc., Asure Operations LLC, Asure Customer & IP Holdco LLC, Asure Payroll Tax Management LLC, Asure Benefits Management LLC, Asure Treasury Management, LLC MidCap Financial Trust and the lenders from time to time party hereto (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34522) filed April 10, 2025).†

10.15
Limited Consent, Amendment No. 1 and Joinder to Credit, Security and Guaranty Agreement, dated July 1, 2025, by and among Asure Software, Inc., Asure Operations LLC, Asure Customer & IP Holdco LLC, Asure Payroll Tax Management LLC, Asure Benefits Management LLC, Asure Treasury Management, LLC, Lathem Time 2025, LLC, MidCap Financial Trust and the lenders from time to time party thereto (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34522) filed July 1, 2025).†

10.16
Amendment No. 2 to the Credit, Security and Guaranty Agreement, dated July 31, 2025, by and among Asure Software, Inc., Asure Operations LLC, Asure Customer IP & Holdco LLC, Asure Payroll Tax Management LLC, Asure Benefits Management LLC, Asure Treasury Management LLC, Lathem Time 2025 LLC, MidCap Financial Trust and the lenders from time to time party thereto. (Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34522) filed July 31, 2025).†

19.1	Insider Trading Policy (Previously filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 1-34522) filed July 31, 2025).

21.1	Subsidiaries of the Company*

23.1	Consent of CBIZ CPAs P.C.*

23.2	Consent of Marcum LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)**

97.1	Dodd-Frank Clawback Policy (Previously filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 1-34522) filed February 26, 2024).

101
The following materials from Asure Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Loss, (3) the Consolidated Statements of Changes in Stockholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

+    Indicates management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

†    Certain schedules and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Rule S-K. The Company undertakes to furnish supplementally a copy of all omitted schedules and attachments to the Securities and Exchange Commission upon its request.

*    Filed herewith.

**    Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: February 26, 2026	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signed	Title	Date

/s/ PATRICK GOEPEL	Chief Executive Officer, Chairman of the Board of Directors	February 26, 2026
Patrick Goepel	Principal Executive Officer

/s/ JOHN PENCE	Chief Financial Officer	February 26, 2026
John Pence	Principal Financial and Accounting Officer

/s/ DANIEL GILL	Lead Independent Director	February 26, 2026
Daniel Gill

/s/ BENJAMIN ALLEN	Director	February 26, 2026
Benjamin Allen

/s/ CARL DREW	Director	February 26, 2026
Carl Drew

/s/ GRACE LEE	Director	February 26, 2026
Grace Lee

/s/ BRADFORD OBERWAGER	Director	February 26, 2026
Bradford Oberwager

/s/ BJORN REYNOLDS	Director	February 26, 2026
Bjorn Reynolds