Form 10-Q
period 2026-03-31
ASURE SOFTWARE INC
filed 2026-04-30
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of April 29, 2026, 28,681,633 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$19,221	$25,244
Accounts receivable, net of allowance for credit losses of $7,610 and $7,206 at March 31, 2026 and December 31, 2025, respectively	13,467	15,859
Inventory	2,647	2,826
Prepaid expenses and other current assets	7,251	6,329
Total current assets before funds held for clients	42,586	50,258
Funds held for clients	216,514	228,111
Total current assets	259,100	278,369
Property and equipment, net	29,566	27,810
Goodwill	115,759	115,759
Intangible assets, net	88,788	87,911
Operating lease assets, net	5,653	6,028
Other assets, net	19,812	15,542
Total assets	$518,678	$531,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$6,487	$4,344
Accounts payable	2,002	2,174
Accrued compensation and benefits	4,426	4,723
Lease liabilities, current	2,018	1,956
Other accrued liabilities	7,008	6,422
Deferred revenue	7,036	11,622
Total current liabilities before client fund obligations	28,977	31,241
Client fund obligations	217,305	228,482
Total current liabilities	246,282	259,723
Long-term liabilities:
Deferred revenue	1,582	1,909
Deferred tax liability	3,407	3,264
Notes payable, net of current portion	62,346	63,282
Lease liabilities, noncurrent	4,736	5,221
Other liabilities	202	224
Total long-term liabilities	72,273	73,900
Total liabilities	318,555	333,623
Commitments and contingencies - Note 8
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 28,637 and 28,076 shares issued, 28,637 and 28,076 shares outstanding at March 31, 2026 and December 31, 2025, respectively	286	281
Treasury stock at cost, zero(1) shares at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	519,717	517,432
Accumulated deficit	(319,727)	(320,352)
Accumulated other comprehensive income (loss)	(153)	435
Total stockholders’ equity	200,123	197,796
Total liabilities and stockholders’ equity	$518,678	$531,419
(1) The aggregate Treasury stock of prior repurchases of our own common stock was retired and subsequently issued effective January 1, 2024.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Recurring	$37,757	$33,187
Professional services, hardware and other	5,000	1,667
Total revenue	42,757	34,854
Cost of sales	12,287	10,246
Gross profit	30,470	24,608
Operating expenses:
Sales and marketing	8,764	8,386
General and administrative	12,748	11,900
Research and development	1,657	2,029
Amortization of intangible assets	4,972	4,308
Total operating expenses	28,141	26,623
Income (loss) from operations	2,329	(2,015)
Interest income	188	171
Interest expense	(1,748)	(451)
Other income, net	—	188
Income (loss) from operations before income taxes	769	(2,107)
Income tax expense	144	291
Net income (loss)	625	(2,398)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(588)	442
Comprehensive income (loss)	$37	$(1,956)

Basic and diluted earnings (loss) per share
Basic	$0.02	$(0.09)
Diluted	$0.02	$(0.09)

Weighted average basic and diluted shares
Basic	28,420	26,961
Diluted	28,871	26,961

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2025	28,076	$281	$—	$517,432	$(320,352)	$435	$197,796
Stock issued upon option exercise and vesting of restricted and performance stock units	512	5	—	(310)	—	—	(305)
Stock issued for acquisitions	49	—	—	445	—	—	445
Share-based compensation	—	—	—	2,150	—	—	2,150
Net income	—	—	—	—	625	—	625
Other comprehensive loss	—	—	—	—	—	(588)	(588)
Balance at March 31, 2026	28,637	$286	$—	$519,717	$(319,727)	$(153)	$200,123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2024	26,671	$267	$—	$504,849	$(307,226)	$(575)	$197,315
Stock issued upon option exercise and vesting of restricted stock units	451	4	—	437	—	—	441
Share-based compensation	—	—	—	1,863	—	—	1,863
Net loss	—	—	—	—	(2,398)	—	(2,398)
Other comprehensive income	—	—	—	—	—	442	442
Balance at March 31, 2025	27,122	$271	$—	$507,149	$(309,624)	$(133)	$197,663

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$625	$(2,398)
Adjustments to reconcile income (loss) to net cash provided by operations:
Depreciation and amortization	7,073	5,972
Amortization of operating lease assets	444	374
Amortization of debt financing costs and discount	327	253
Non-cash interest expense	1,421	197
Net accretion of discounts on available-for-sale securities	(60)	(110)
Provision for expected losses	9	93
Provision for deferred income taxes	143	291
Net realized gains on sales of available-for-sale securities	(902)	(656)
Share-based compensation	2,150	1,863
Changes in operating assets and liabilities:
Accounts receivable	2,384	2,261
Inventory	179	(24)
Prepaid expenses and other assets	(4,189)	(1,049)
Accounts payable	(172)	903
Accrued expenses and other long-term obligations	(1,327)	(1,737)
Lease liabilities	(483)	(427)
Deferred revenue	(4,913)	(3,810)
Net cash provided by operating activities	2,709	1,996
Cash flows from investing activities:
Acquisition of intangible asset	(4,721)	(6,346)
Purchases of property and equipment	(218)	(192)
Software capitalization costs	(3,236)	(2,769)
Purchases of available-for-sale securities	(4,051)	(6,589)
Proceeds from sales and maturities of available-for-sale securities	6,847	3,266
Net cash used in investing activities	(5,379)	(12,630)
Cash flows from financing activities:
Payments of finance lease principal	(15)	—
Payments made on amounts due for the acquisition of intangible assets	(31)	(723)
Net proceeds from (settlements for) common stock transactions	(305)	441
Net change in client fund obligations	(11,177)	64,207
Net cash provided by (used in) financing activities	(11,528)	63,925
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(14,198)	53,291
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	164,703	145,712
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$150,505	$199,003

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$19,221	$14,076
Restricted cash and restricted cash equivalents included in funds held for clients	131,284	184,927
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$150,505	$199,003

Supplemental information:
Cash paid for interest	$1,350	$125

Non-cash investing and financing activities:
Acquisition of intangible assets	$167	$750
Notes payable issued for acquisitions	$879	$1,150
Stock issued for acquisitions	$445	$—

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2026, comprehensive income and loss and changes in stockholders’ equity for the three months ended March 31, 2026 and March 31, 2025, and cash flows for the three months ended March 31, 2026 and March 31, 2025.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto filed with the SEC in our annual report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Annual Report on Form 10-K”). Our results for any interim period are not necessarily indicative of results for a full fiscal year.

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

Provisions are made if the cost of inventories exceeds their net realizable value and is charged to cost of sales. We did not recognize any provision for the three months ended March 31, 2026 and 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that, for estimating expected credit losses, current conditions as of the balance sheet date will remain constant through the remaining life of the assets. The practical expedient is available to all entities. The standard becomes effective for all entities for annual periods beginning after December 15, 2025. We adopted this standard prospectively for the annual period ended December 31, 2026. This guidance did not have an impact on our financial position, results of operations, or cash flows.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As of March 31, 2026 and December 31, 2025, accumulated other comprehensive income (loss) consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2026

Asset Acquisitions

During the three months ended March 31, 2026, we completed one customer relationship asset acquisition. The total purchase price of this acquisition was $6,172, which consisted of $4,721 of cash paid during the three months ended March 31, 2026, $127 of cash to be paid over the next 12 months, the delivery of promissory notes in the amount of $879, net of discounts, and the delivery of 49 shares of Asure common stock, which had an aggregate fair value of $445 at the acquisition date. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

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

Asset Acquisitions

During the year ended December 31, 2025, we completed seven customer relationship asset acquisitions. The total purchase price of these acquisitions was $20,523, which consisted of $16,019 of cash paid during the year ended December 31, 2025, $31 of cash paid during the three months ended March 31, 2026, $25 of cash to be paid over the next 12 months, the delivery of promissory notes in the amount of $3,492, net of discounts, and the delivery of 124 shares of Asure common stock, which had an aggregate fair value of $956 at the respective acquisition dates. The purchase prices for certain of these acquisitions are subject to adjustments for contingent events which are generally expected to occur over the next twelve months following March 31, 2026, including revenue generated from the acquired assets. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis for the periods presented below (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
March 31, 2026
Assets:
Funds held for clients
Money market funds	$4,651	$4,651	$—	$—
Available-for-sale securities	85,230	—	85,230	—
Total	$89,881	$4,651	$85,230	$—

December 31, 2025
Assets:
Funds held for clients
Money market funds	$1,784	$1,784	$—	$—
Available-for-sale securities	88,652	—	88,652	—
Total	$90,436	$1,784	$88,652	$—

Cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following for the periods presented below (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
March 31, 2026
Cash equivalents	$4,652	$3	$(4)	$4,651
Available-for-sale securities:
Corporate debt securities	81,006	160	(309)	80,857
Municipal bonds	842	—	(7)	835
U.S. Government agency securities	3,534	4	—	3,538
Total available-for-sale securities	85,382	164	(316)	85,230

Total(2)	$90,034	$167	$(320)	$89,881

December 31, 2025
Cash equivalents	$1,787	$—	$(3)	$1,784
Available-for-sale securities:
Corporate debt securities	83,160	501	(77)	83,584
Municipal bonds	1,542	—	(17)	1,525
U.S. Government agency securities	3,515	28	—	3,543
Total available-for-sale securities	88,217	529	(94)	88,652

Total(2)	$90,004	$529	$(97)	$90,436

(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). As of March 31, 2026 and December 31, 2025, there were 56 and 127 securities, respectively, in an unrealized gain position and there were 92 and 27 securities in an unrealized loss position, respectively. As of March 31, 2026, these unrealized losses were less than $14 individually and $320 in the aggregate. As of December 31, 2025, these unrealized losses were less than $13 individually and $94 in the aggregate. We invest in high quality securities with roughly 69% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. We have no material individual securities that have been in a continuous unrealized loss position greater than twelve months. We do not intend to sell these investments, and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)At March 31, 2026 and December 31, 2025, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that we have classified for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories for the periods presented below (in thousands):

	March 31, 2026	December 31, 2025
Restricted cash and cash equivalents held to satisfy client funds obligations	$131,284	$139,459
Restricted short-term marketable securities held to satisfy client funds obligations	20,385	12,781
Restricted long-term marketable securities held to satisfy client funds obligations	64,845	75,871
Total funds held for clients	$216,514	$228,111

Expected maturities of available-for-sale securities are as of March 31, 2026, are as follows (in thousands):

One year or less	$20,385
After one year through five years	64,845
Total	$85,230

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2025	Acquisitions	March 31, 2026
Goodwill	$115,759	$—	$115,759

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of March 31, 2026, there has been no impairment of goodwill based on the qualitative assessments we have performed.

Gross Intangible Assets	December 31, 2025	Acquisitions	March 31, 2026
Customer relationships	$182,024	$6,212	$188,236
Developed technology	19,501	—	19,501
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
Total	$203,437	$6,212	$209,649

The gross carrying amount and accumulated amortization of our intangible assets are as follows for the periods presented below (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
March 31, 2026
Customer relationships	8.4	$188,236	$(106,311)	$81,925
Developed technology	6.6	19,501	(12,712)	6,789
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(958)	74
	8.2	$209,649	$(120,861)	$88,788

December 31, 2025
Customer relationships	8.5	$182,024	$(101,343)	$80,681
Developed technology	6.6	19,501	(12,348)	7,153
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(955)	77
	8.2	$203,437	$(115,526)	$87,911

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in Operating Expenses were $4,972 and $4,308 for the three months ended March 31, 2026 and 2025, respectively. Amortization expenses recorded in Cost of Sales were $364 and $50 for the three months ended March 31, 2026 and 2025, respectively. There was no impairment of intangibles during the three months ended March 31, 2026 based on the qualitative assessment we performed. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets for the period presented below (in thousands):

2026 (Remaining)	$14,031
2027	17,239
2028	15,794
2029	13,630
2030	10,000
2031	9,019
Thereafter	9,075
$88,788

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	March 31, 2026	December 31, 2025
Notes Payable – Acquisitions(1)	08/19/2026 - 07/01/29	2.00% - 4.00%	$11,701	$10,775
Notes Payable – MidCap	04/30/2030	9.04%	60,000	60,000
Gross Notes Payable			$71,701	$70,775
(1)See Note 3 — Business Combinations and Asset Acquisitions and Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
March 31, 2026
Current portion of notes payable	$6,980	$(493)	$6,487
Notes payable, net of current portion	64,721	(2,375)	62,346
Total	$71,701	$(2,868)	$68,833

December 31, 2025
Current portion of notes payable	$4,834	$(490)	$4,344
Notes payable, net of current portion	65,941	(2,659)	63,282
Total	$70,775	$(3,149)	$67,626

The following table summarizes the future principal payments related to our outstanding debt as of March 31, 2026 (in thousands):

2026 (Remaining)	$5,760
2027	4,941
2028	—
2029	46,000
2030	15,000
Total	$71,701

Notes Payable - Acquisitions

As of March 31, 2026, we have nine promissory notes related to acquisitions that occurred during the three months ended March 31, 2026 and prior years with a combined outstanding principal balance of $11,701 and maturity dates ranging from August 1, 2026 to July 1, 2029. All of our promissory notes related to acquisitions are subordinated to our Loan Agreement with MidCap (defined below). See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the issuance of notes payable related to acquisitions.

On August 13, 2025, we prepaid the outstanding balance on one of our acquisition-related promissory notes through the issuance of shares of our common stock. Prior to extinguishment, the promissory note had an outstanding principal balance of $1,000 and a maturity date of February 22, 2026. In connection with the extinguishment, the principal balance of the note was reduced by $118 for indemnifiable claims related to the acquisition. The remaining $956 of principal and accrued interest was repaid with 91 shares of common stock, having a fair value of $701.

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

Senior Credit Facility

On April 10, 2025, we entered into a Loan Agreement with MidCap Financial Trust (“MidCap”) and the lenders from time to time party thereto (such lenders collectively with MidCap, the “Lenders”). Under the Loan Agreement, we may borrow up to $60,000 from the Lenders, all of which has been funded as of March 31, 2026. The maturity date of the loan as provided under the Loan Agreement is April 1, 2030 (the “Maturity Date”).

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term Secured Overnight Financing Rate (“SOFR”) plus 5.00%, subject to a SOFR floor of 2.00%. This rate was 9.04% as of March 31, 2026. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month. At the time of final payment under the loan, we will provide a final payment fee of 2.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders.

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.00% per annum in excess of the rate otherwise payable. The Loan Agreement is collateralized by substantially all of our assets except for all funds held for clients and an amount of cash intended solely to cover employee wages, benefits, and taxes for a limited period. Under the Loan Agreement, we covenant to maintain a (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of $10,000. As of March 31, 2026, we are in compliance with all covenants under the Loan Agreement.

In connection with the Loan Agreement and subsequent draw, we incurred $2,025 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Loan Agreement. As a result, net proceeds of all borrowings under the Loan Agreement were $57,975.

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $7,610, were $13,467 at March 31, 2026. Receivables from contracts with customers, net of allowance for credit losses of $7,206, were $15,859 at December 31, 2025. We had a provision for expected losses of $9, write-offs charged against the allowance for credit losses of $37, and recoveries on previously written off receivables of $432 during the three months ended March 31, 2026. We had a provision for expected losses of $93, write-offs charged against the allowance for credit losses of $22, and recoveries on previously written off receivables of $145 during the three months ended March 31, 2025. As of March 31, 2026, we had two customers that accounted for $1,383 and $1,354, or 10% and 10% respectively, of our net accounts receivable balance. The receivable balance is not collateralized, and thus the entire $2,737 is at risk of loss. As of December 31, 2025, we had one customer that accounted for $1,879 or 13% of our net accounts receivable balance.

Contract Assets

Costs to Fulfill Contracts

Contract assets from contracts with customers were $4,713 and $3,747 at March 31, 2026 and December 31, 2025, respectively.

Costs to Obtain Contracts

Deferred commission costs from contracts with customers were $15,290 and $14,721 at March 31, 2026, and December 31, 2025, respectively. The amount of amortization recognized for the three months ended March 31, 2026, and March 31, 2025, was $809 and $737, respectively.

Deferred Revenue

During the three months ended March 31, 2026 and 2025, revenue of $8,874 and $5,990, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2026, approximately $85,567 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 38% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. These amounts exclude remaining performance obligations related to contracts for professional services for tax and payroll offerings whose remaining contractual term is less than one year as of March 31, 2026.

Revenue Concentration

During the three months ended March 31, 2026 and 2025, there were no customers that individually represented 10% or more of consolidated revenue.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into office space lease agreements, which qualify as operating leases under ASU No. 2016-02, “Leases (Topic 842)”. Under such leases, we have commitments to pay annual minimum (base) rent. The leases have original terms (excluding extension options) ranging from one to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Income and Loss, rent expense is included in operating expenses under general and administrative expenses.

We have entered into a software license agreement, which qualifies as a finance lease under ASC 842 (“Leases”). Under this lease, the lessor receives fixed payments over a period of four years, after which we take ownership of the software and source code. The resulting software asset is included in property and equipment, net, in the accompanying Condensed Consolidated Balance Sheets. We record amortization for the related asset over its useful life on a straight-line basis and recognize interest expense under the effective interest method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Income and Loss, these expenses are included in general and administrative expenses and interest expense, respectively.

The components of the lease-related expenses are as follows for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost:
Rent expense	$647	$534
Total operating lease cost	$647	$534

Finance lease cost:
Amortization of assets	$14	$—
Interest on lease liabilities	7	—
Total finance lease cost	$21	$—

For purposes of calculating the lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% as of March 31, 2026 and December 31, 2025. The weighted average remaining lease term for our operating leases is three years as of March 31, 2026 and December 31, 2025. The discount rate of our finance lease is 11% as of March 31, 2026 and December 31, 2025. The remaining lease term for our finance lease is three and four years as of March 31, 2026 and December 31, 2025, respectively.

Supplemental cash flow information related to operating leases are as follows for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows from operating leases	$651	$564
Non-cash operating activities:
Operating lease assets obtained or removed in exchange for new, modified or terminated operating lease liabilities	$70	$736

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows for the period presented below (in thousands):

	Operating Leases	Finance Leases
2026 (Remaining)	$1,925	$66
2027	2,387	87
2028	2,110	88
2029	1,035	58
2030	208	—
2031	27	—
Thereafter	—	—
Total minimum lease payments	7,692	299
Less: imputed interest	(1,188)	(49)
Total lease liabilities	$6,504	$250

Contingencies

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of March 31, 2026, we were not currently a party to any material legal proceedings.

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our stockholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”); however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares reserved for issuance under the 2018 Plan is 6,998 shares. We have an aggregate of 2,519 options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted and outstanding pursuant to the 2018 Plan as of March 31, 2026. As of March 31, 2026, the number of shares available for future grant under the 2018 Plan is 1,811.

Share-based compensation for our stock option plans for the three months ended March 31, 2026, and March 31, 2025, was $2,150 and $1,863, respectively. Issuance of common stock related to the exercise of stock options and the vesting of restricted stock units (including restricted stock units that converted from performance stock units) are as follows for the period presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Common stock issued - options	31	69
Common stock issued - RSU(1)	542	382
(1) Included in these amounts are 297 and 159 of restricted stock units that were converted from performance stock units which vested during the three months ended March 31, 2026 and 2025, respectively.

Effective January 1, 2026, the Compensation Committee approved the grant of PSUs pursuant to a PSU Award Grant Notice and PSU Award Agreement (the “2026 PSU Award Agreement”) under the 2018 Plan to our executive officers payable in the form of RSUs. The number of RSUs into which the PSUs convert for each executive officer is a sliding scale between 0% to 200% of the target amount based on our achievement of certain performance metrics tied to our recurring revenue and gross profit for 2026.

Effective January 1, 2025, the Compensation Committee approved the grant of PSUs pursuant to a PSU Award Grant Notice and PSU Award Agreement (the “2025 PSU Award Agreement”) under the 2018 Plan to our executive officers payable in the form of RSUs. The number of RSUs into which the PSUs convert for each executive officer is a sliding scale between 0% to 200% of the target amount based on our achievement of certain performance metrics tied to our recurring revenue and gross profit for 2025. On February 26, 2026, the PSUs converted to RSUs at 100% of target based on the achievement of set performance metrics, and we paid out a total of 348 RSUs to our executive officers.

NOTE 10 - NET EARNINGS (LOSS) PER SHARE

We compute net earnings or loss per share based on the weighted average number of common shares outstanding for the period. Diluted net earnings per share reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options or vesting of RSUs and in some cases PSUs. In periods of net income, we compute the adjustment to the denominator of our dilutive net earnings per share calculation to include these stock options, RSUs, and PSUs, as applicable, using the treasury stock method. Regardless of the period resulting in net income or net loss, we exclude the adjustment to the denominator of our dilutive net loss per share calculation to the extent that they are anti-dilutive. For the three months ended March 31, 2026, 450 share awards were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$625	$(2,398)

Denominator:
Weighted-average basic shares outstanding	28,420	26,961
Effect of dilutive share-based awards	451	—
Weighted-average diluted shares	28,871	26,961

Basic earnings (loss) per share	$0.02	$(0.09)
Diluted earnings (loss) per share	$0.02	$(0.09)

NOTE 11 - SEGMENT INFORMATION

We manage our business activities on a consolidated basis and operate as one reportable segment. Our chief operating decision maker (“CODM”) is the Chairman and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income (loss), as reported on our Consolidated Statements of Comprehensive Income and Loss, to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between cost of sales, sales and marketing, general and administrative, and research and development expenses. The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The operating financial results of our single reportable segment for three months ended March 31, 2026, and March 31, 2025, are as follows (in thousands):

	2026	2025
Total revenues	$42,757	$34,854

Significant segment expenses
Compensation	23,917	22,788
Non-compensation	11,040	9,617
Deferred software and commission costs	(3,755)	(3,372)
Amortization, depreciation, and other non-cash expenses	9,368	8,128
Other segment expenses(1)	1,562	91
Total expenses	42,132	37,252
Net income (loss)	$625	$(2,398)
(1)Other segment expenses include interest expense, net of interest income, and other business expense

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements made by management that may constitute “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements about our financial results may include expected or projected U.S GAAP and other operating and non-operating results. The words “believe,” “may,” “will,” “estimate,” “projects,” “anticipate,” “intend,” “expect,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding our operating performance, future results of operations and financial position, revenue growth, earnings or other projections. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves risks, uncertainties and assumptions, over many of which we have no control. If any such risks or uncertainties materialize or if any of the assumptions prove incorrect, our results could differ materially from the results expressed or implied by the forward-looking statements we make. The risks and uncertainties referred to above include—but are not limited to—risks associated with breaches of our security measures; possible fluctuations in our financial and operating results; potential financing needed to meet future capital requirements; access to additional capital; volatility and weakness in bank and capital markets; the financial and other impact of any previous and future acquisitions; privacy concerns and laws and other regulations that may limit the effectiveness of our applications; inability to adopt new or correctly interpret existing money service and money transmitter business status; risk of our software and solutions not functioning adequately; interruptions, delays or changes in our services or our Web hosting; significant costs as a result of operating as a public company; economic and governmental interruptions to supply chains; risks related to weaknesses in internal control; the inability to continue to release timely updates for changes in laws; the inability to develop new and improved versions of our services and technological developments; customer’s nonrenewal of their agreements and other similar changes; the exposure of market, interest, credit and liquidity risk on client funds held in trust; our operations in highly competitive markets; risks that our clients could have insufficient funds, limitations in the ability to transmit ACH transactions; the nature of our business model; impairment of intangible assets; litigation and any related claims, negotiations and settlements, including with respect to intellectual property matters or industry-specific regulations; market demand of our Software-as-a-Service offerings; adverse effects to our business a result of claims, lawsuits, and other proceedings; adverse material effects caused by advancements and adoption of artificial intelligence; issues in the use of artificial intelligence in our HCM products and services; adverse changes to financial accounting standards to us; intellectual property risks associated with the use of open source software; failures of our service providers; factors affecting our deferred tax assets and ability to value and utilize them; inability to maintain third-party licensed software; evolving regulation of the Internet, changes in the infrastructure underlying the Internet or interruptions in Internet services; the expiration of Employee Retention Tax Credits (“ERTC”) and the impact of recent regulatory and other measures by governmental authorities-regarding ERTC claims and the corresponding cash collections of existing receivables; our ability to hire, retain and motivate employees and manage our growth; potential enactment of adverse tax laws, regulation, political, economic and social factors; potential sales of a substantial number of shares of our common stock along with its volatility; and risks associated with potential equity-related transactions including dividends, rights under the stockholder plan to discourage certain actions and other impacts as a result of actions of our stockholders.

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

OVERVIEW

The following review of Asure’s financial position as of March 31, 2026 and December 31, 2025, and results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with our 2025 Annual Report on Form 10-K filed with the SEC on February 26, 2026. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q. However, we do post information on the investor relations page of our website that we believe may be of interest to our investors. Asure’s internet website address is www.asuresoftware.com.

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

From recruitment to retirement, our solutions help more than 100,000 clients across the United States. Approximately 36% of our clients are direct and the remaining clients are indirect, as they have contracts with reseller partners who white label our solutions.

During the three months ended March 31, 2026, we completed one customer relationship asset acquisition. The total purchase price of this acquisition was $6,172, which consisted of $4,721 of cash paid during the three months ended March 31, 2026, $127 of cash to be paid over the next 12 months, the delivery of promissory notes in the amount of $879, net of discounts, and the delivery of 49 shares of Asure common stock, which had an aggregate fair value of $445 at the acquisition date.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenue represented by certain items in our Condensed Consolidated Statements of Comprehensive Income and Loss:

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Gross profit	71%	71%
Sales and marketing	20%	24%
General and administrative	30%	34%
Research and development	4%	6%
Amortization of intangible assets	12%	12%
Total operating expenses	66%	76%
Interest income	—%	—%
Interest expense	(4)%	(1)%
Other income, net	—%	1%
Income (loss) from operations before income taxes	2%	(6)%
Net income (loss)	1%	(7)%

Revenue

Revenue is comprised of recurring revenue, professional services, hardware, and other revenue. We expect our revenue to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenue, we expect our mix of recurring revenue, and professional services, hardware and other revenue to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 88% of total revenue in the three months ended March 31, 2026, compared to 95% in the three months ended March 31, 2025. This decrease was primarily due to the increase in hardware sales as a result of time and attendance business growth.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended March 31,		Variance
	2026	2025	$	%
Recurring	$37,757	$33,187	$4,570	14%
Professional services, hardware and other	5,000	1,667	3,333	200%
Total	$42,757	$34,854	$7,903	23%

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

Recurring revenue for the three months ended March 31, 2026, was $37,757, an increase of $4,570, or 14%, from $33,187 for the three months ended March 31, 2025. The increase is primarily due to an increase in payroll services related to our timekeeping solutions business.
Professional Services, Hardware and Other Revenue

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products.

Professional services, hardware and other revenue increased $3,333, or 200%, for the three months ended March 31, 2026, from the similar period in 2025, primarily due to an increase in hardware sales related to our time and attendance solutions.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended March 31, 2026, was $30,470, an increase of $5,862, or 24%, from $24,608 for the three months ended March 31, 2025. Gross margin as a percentage of revenue remained consistent at 71% for the three months ended March 31, 2026, and 2025.

Our cost of sales relates primarily to direct product costs, compensation for operations and related consulting expenses, hardware expenses, cloud hosting expenses and the amortization of our capitalized software development costs. We include intangible amortization related to developed and acquired technology within cost of sales.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries and related expenses for sales and marketing staff, including share-based compensation, commissions, as well as marketing programs, which include events, corporate communications and product marketing activities.

Sales and marketing expenses for the three months ended March 31, 2026, were $8,764, an increase of $378, or 5%, from $8,386 for the three months ended March 31, 2025. The increase is primarily due to an increase in expenditures for lead generation. Sales and marketing expenses as a percentage of revenue decreased to 20% for the three months ended March 31, 2026, from 24% for the same period in 2025.

We expect to continue to expand and increase selling costs as we focus on hiring direct sales personnel, expanding recognition of our brand, and lead generation.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related expenses, including share-based compensation for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, and other corporate expenses such as transaction costs for acquisitions.

General and administrative expenses for the three months ended March 31, 2026, were $12,748, an increase of $848, or 7%, from $11,900 for the three months ended March 31, 2025. The increase is primarily attributable to an increased compensation-related expenses and contractors due to changes in headcount associated with administrative functions. General and administrative expenses as a percentage of revenue decreased to 30% for the three months ended March 31, 2026, from 34% for the same period in 2025.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including share-based compensation for employees supporting our R&D activities.

R&D expenses for the three months ended March 31, 2026, were $1,657, a decrease of $372, or 18%, from $2,029 for the three months ended March 31, 2025. The decrease is primarily attributable to an increase in the capitalization of software expenses for continued investment in the development of our products and partially offset by an increase in personnel compensation expenses. R&D expenses as a percentage of revenue decreased to 4% for the three months ended March 31, 2026, from 6% for the same period in 2025.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2026, was $4,972, an increase of $664, or 15%, from $4,308 for the three months ended March 31, 2025. The increase in amortization expense is primarily attributable to our continuing acquisitions strategy, with additional acquisitions occurring each quarter. Amortization expense as a percentage of revenue remained flat at 12% for the three months ended March 31, 2026 and 2025.

Interest Income and Expense

Interest income for the three months ended March 31, 2026, was $188 compared to interest income of $171 for the three months ended March 31, 2025. Interest income as a percentage of revenue was negligible for the three months ended March 31, 2026 and 2025. Interest expense for the three months ended March 31, 2026, was $1,748 compared to interest expense of $451 for the three months ended March 31, 2025. The increase in interest expense relative to the prior year is primarily attributable to interest accrued under our Loan Agreement (defined below) with MidCap Financial Trust (“MidCap”). Interest expense as a percentage of revenue was 4% for the three months ended March 31, 2026, compared to 1% for the three months ended March 31, 2025.

Other Income, Net

Other income, net for the three months ended March 31, 2026 was nominal compared to $188 for the three months ended March 31, 2025. Other income, net as a percentage of revenue was negligible for the three months ended March 31, 2026, compared to 1% for the three months ended March 31, 2025.

Income Taxes

For the three months ended March 31, 2026 and 2025, we recorded income tax expense attributable to continuing operations of $144 and $291, respectively, a decrease of $147.

Net Income (Loss)

We generated income of $625, or $0.02 per share, during the three months ended March 31, 2026, compared to a loss of $2,398, or $(0.09) per share, during the three months ended March 31, 2025. Income and loss as a percentage of total revenue was 1% and (7)% for the three months ended March 31, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$19,221	$25,244
(1)This balance excludes cash equivalents in funds held for clients.

Working Capital. We had working capital of $12,818 at March 31, 2026, a decrease of $5,828 from working capital of $18,646 at December 31, 2025. This decrease is primarily attributable to the cash spent on the acquisition of a reseller partner that occurred during the period. Working capital as of March 31, 2026 and December 31, 2025 includes $7,036 and $11,622 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $2,709 for the three months ended March 31, 2026, was primarily driven by non-cash adjustments to our net income of approximately $10,605, primarily due to depreciation and amortization and share-based compensation. This was offset by changes in operating assets and liabilities, which resulted in a use of $8,521 in cash. Net cash provided by operating activities of $1,996 for the three months ended March 31, 2025, was driven by non-cash adjustments to our net loss of approximately $8,277, primarily due to depreciation and amortization and share-based compensation. This was offset by changes in operating assets and liabilities, which resulted in a use of $3,883 in cash.

Investing Activities. Net cash used in investing activities of $5,379 for the three months ended March 31, 2026 is primarily due to purchases intangible assets of $4,721, purchases of available-for-sale securities and maturities of $4,051, and software capitalization costs of $3,236, offset by proceeds from sales and maturities of available-for-sale securities of $6,847. Net cash used in investing activities of $12,630 for the three months ended March 31, 2025 is primarily due to purchases intangible assets of $6,346, purchases of available-for-sale securities and maturities of $6,589, and software capitalization costs of $2,769, offset by proceeds from sales and maturities of available-for-sale securities of $3,266.

Financing Activities. Net cash used in financing activities was $11,528 for the three months ended March 31, 2026, which primarily consisted of a net decrease in client fund obligations of $11,177. Net cash provided by financing activities was $63,925 for the three months ended March 31, 2025, which primarily consisted of a net increase in client fund obligations of $64,207.

As of March 31, 2026, we have nine subordinated promissory notes related to acquisitions that occurred during the three months ended March 31, 2026 and prior years with a combined outstanding principal balance of $11,701 and maturity dates ranging from August 1, 2026, to July 1, 2029.

On April 10, 2025, we entered into a Credit, Security and Guaranty Agreement (the “Loan Agreement”) with MidCap and the lenders from time to time party thereto (such lenders collectively with MidCap, the “Lenders”). Under the Loan Agreement, we may borrow up to $60,000 from the Lenders, all of which was funded as of June 30, 2025. The maturity date of the loan as provided under the Loan Agreement is April 1, 2030 (the “Maturity Date”).

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term Secured Overnight Financing Rate (“SOFR”) plus 5.00%, subject to a SOFR floor of 2.00%. This rate was 9.04% as of March 31, 2026. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month. At the time of final payment under the loan, we will provide a final payment fee of 2.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders.

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.00% per annum in excess of the rate otherwise payable. The Loan Agreement is collateralized by substantially all of our assets except for all client funds balances and an amount of cash intended solely to cover employee wages, benefits, and taxes for a limited period. Under the Loan Agreement, we covenant to maintain a (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of $10,000. As of March 31, 2026, we are in compliance with all covenants under the Loan Agreement.

In connection with the Loan Agreement and subsequent draw, we incurred $2,025 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Loan Agreement. As a result, net proceeds of all borrowings under the Loan Agreement were $57,975.

Sources of Liquidity. As of March 31, 2026, our principal sources of liquidity consisted of approximately $19,221 of cash and cash equivalents and cash generated from operations of our business over the next twelve months. Additionally, we have access to an “at the market offering” program entered in October 31, 2024, under which we may offer and sell up to $25,000 of newly issued common stock. As of March 31, 2026, there are $25,000 of shares of common stock available for issuance under the program.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are subjective in nature and involve judgments that affect the amounts reported. The Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, and the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no material changes to our critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposure from market risks from those disclosed in our 2025 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of March 31, 2026, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of March 31, 2026, we were not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on February 26, 2026, and investors are encouraged to review these risk factors prior to making an investment in the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers have entered into, amended or terminated a 10b5-1 trading plan.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as a part of this Quarterly Report on Form 10-Q:

(1)Financial Statements:

The Financial Statements required by this item are submitted in Part I, Item 1 of this report.

(2)Financial Statement Schedules:

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or in the notes thereto.

(3)Exhibits:

EXHIBIT NUMBER	DESCRIPTION
10.1+
Form of 2026 Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the Company’s 2018 Incentive Award Plan. (Previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 1-34522), filed February 26, 2026).

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

101
The following materials from Asure Software, Inc.’s Condensed Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

+    Indicates management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: April 30, 2026	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer
(Principal Financial and Accounting Officer)