Form 10-Q
period 2026-06-30
ASURE SOFTWARE INC
filed 2026-07-30
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of July 29, 2026, 28,879,328 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$19,679	$25,244
Accounts receivable, net of allowance for credit losses of $9,717 and $7,206 at June 30, 2026, and December 31, 2025, respectively	13,120	15,859
Inventory	2,048	2,826
Prepaid expenses and other current assets	8,059	6,329
Total current assets before funds held for clients	42,906	50,258
Funds held for clients	178,915	228,111
Total current assets	221,821	278,369
Property and equipment, net	31,515	27,810
Goodwill	115,759	115,759
Intangible assets, net	83,526	87,911
Operating lease assets, net	5,164	6,028
Other assets, net	20,093	15,542
Total assets	$477,878	$531,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$6,665	$4,344
Accounts payable	2,035	2,174
Accrued compensation and benefits	4,731	4,723
Lease liabilities, current	1,909	1,956
Other accrued liabilities	6,481	6,422
Deferred revenue	6,730	11,622
Total current liabilities before client fund obligations	28,551	31,241
Client fund obligations	179,836	228,482
Total current liabilities	208,387	259,723
Long-term liabilities:
Deferred revenue	1,185	1,909
Deferred tax liability	3,869	3,264
Notes payable, net of current portion	62,234	63,282
Lease liabilities, noncurrent	4,070	5,221
Other liabilities	370	224
Total long-term liabilities	71,728	73,900
Total liabilities	280,115	333,623
Commitments and contingencies - Note 8
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 28,824 and 28,076 shares issued, 28,824 and 28,076 shares outstanding at June 30, 2026, and December 31, 2025, respectively	288	281
Treasury stock at cost, zero(1) shares at June 30, 2026, and December 31, 2025	—	—
Additional paid-in capital	522,060	517,432
Accumulated deficit	(324,170)	(320,352)
Accumulated other comprehensive income (loss)	(415)	435
Total stockholders’ equity	197,763	197,796
Total liabilities and stockholders’ equity	$477,878	$531,419
  (1) The aggregate Treasury stock of prior repurchases of our own common stock was retired and subsequently issued effective January 1, 2024. See the Condensed
Consolidated Statement of Changes in Stockholders’ Equity for the impact of this transaction.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Recurring	$33,958	$28,596	$71,715	$61,783
Professional services, hardware and other	3,155	1,528	8,155	3,195
Total revenue	37,113	30,124	79,870	64,978
Cost of sales	12,058	10,213	24,345	20,459
Gross profit	25,055	19,911	55,525	44,519
Operating expenses:
Sales and marketing	9,098	8,149	17,862	16,535
General and administrative	12,099	10,968	24,847	22,868
Research and development	1,565	1,273	3,222	3,302
Amortization of intangible assets	4,689	4,173	9,661	8,481
Total operating expenses	27,451	24,563	55,592	51,186
Loss from operations	(2,396)	(4,652)	(67)	(6,667)
Interest income	168	277	354	448
Interest expense	(1,753)	(809)	(3,499)	(1,260)
Other income (expense), net	—	(96)	—	92
Loss from operations before income taxes	(3,981)	(5,280)	(3,212)	(7,387)
Income tax expense	462	843	606	1,134
Net loss	(4,443)	(6,123)	(3,818)	(8,521)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(262)	228	(850)	670
Comprehensive loss	$(4,705)	$(5,895)	$(4,668)	$(7,851)

Basic and diluted loss per share
Basic	$(0.15)	$(0.22)	$(0.13)	$(0.31)
Diluted	$(0.15)	$(0.22)	$(0.13)	$(0.31)

Weighted average basic and diluted shares
Basic	28,749	27,237	28,586	27,100
Diluted	28,749	27,237	28,586	27,100

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2025	28,076	$281	$—	$517,432	$(320,352)	$435	$197,796
Stock issued upon option exercise and vesting of restricted and performance stock units	512	5	—	(310)	—	—	(305)
Stock issued for acquisitions	49	—	—	445	—	—	445
Share-based compensation	—	—	—	2,150	—	—	2,150
Net income	—	—	—	—	625	—	625
Other comprehensive loss	—	—	—	—	—	(588)	(588)
Balance at March 31, 2026	28,637	$286	$—	$519,717	$(319,727)	$(153)	$200,123

Stock issued upon option exercise and vesting of restricted and performance stock units	138	1	—	(112)	—	—	(111)
Stock issued, ESPP	49	1	—	324	—	—	325
Share-based compensation	—	—	—	2,131	—	—	2,131
Net loss	—	—	—	—	(4,443)	—	(4,443)
Other comprehensive loss	—	—	—	—	—	(262)	(262)
Balance at June 30, 2026	28,824	$288	$—	$522,060	$(324,170)	$(415)	$197,763

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2024	26,671	$267	$—	$504,849	$(307,226)	$(575)	$197,315
Stock issued upon option exercise and vesting of restricted stock units	451	4	—	437	—	—	441
Share-based compensation	—	—	—	1,863	—	—	1,863
Net loss	—	—	—	—	(2,398)	—	(2,398)
Other comprehensive income	—	—	—	—	—	442	442
Balance at March 31, 2025	27,122	$271	$—	$507,149	$(309,624)	$(133)	$197,663

Stock issued upon option exercise and vesting of restricted stock units	189	2	—	239	—	—	241
Stock issued, ESPP	54	1	—	351	—	—	352
Share-based compensation	—	—	—	1,891	—	—	1,891
Net loss	—	—	—	—	(6,123)	—	(6,123)
Other comprehensive income	—	—	$—	—	—	228	228
Balance at June 30, 2025	27,365	$274	$—	$509,630	$(315,747)	$95	$194,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,818)	$(8,521)
Adjustments to reconcile loss to net cash provided by operations:
Depreciation and amortization	14,072	12,155
Amortization of operating lease assets	899	740
Amortization of debt financing costs and discount	653	537
Non-cash interest expense	158	309
Net accretion of discounts on available-for-sale securities	(116)	(236)
Provision for expected losses	14	20
Provision for deferred income taxes	606	1,134
Loss on extinguishment of debt	—	103
Net realized gains on sales of available-for-sale securities	(1,803)	(1,310)
Share-based compensation	4,281	3,754
Gain on disposals of long-term assets	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	2,726	4,512
Inventory	778	53
Prepaid expenses and other assets	(4,443)	(1,462)
Operating lease right-of-use assets	—	21
Accounts payable	(138)	232
Accrued expenses and other long-term obligations	(104)	(624)
Lease liabilities	(968)	(825)
Deferred revenue	(5,617)	(5,434)
Net cash provided by operating activities	7,180	5,151
Cash flows from investing activities:
Acquisition of intangible assets	(4,721)	(6,346)
Purchases of property and equipment	(472)	(393)
Software capitalization costs	(6,789)	(6,470)
Purchases of available-for-sale securities	(23,752)	(12,304)
Proceeds from sales and maturities of available-for-sale securities	12,529	7,699
Net cash used in investing activities	(23,205)	(17,814)
Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	—	57,982
Payments of notes payable	—	(5,000)
Debt extinguishment costs	—	(100)
Payments made on amounts due for the acquisition of intangible assets	(449)	(1,280)
Net proceeds from (settlements for) common stock transactions	(91)	1,034
Net change in client fund obligations	(48,647)	20,461
Net cash provided by (used in) financing activities	(49,187)	73,097
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(65,212)	60,434
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	164,703	145,712
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$99,491	$206,146

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$19,679	$66,000
Restricted cash and restricted cash equivalents included in funds held for clients	79,812	140,146
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$99,491	$206,146

Supplemental information:
Cash paid for interest	$3,160	$498

Non-cash investing and financing activities:
Acquisition of intangible assets	$167	$1,884
Notes payable issued for acquisitions	$622	$1,150
Shares issued for acquisitions	$445	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)
(Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, HR management tools, Time & Attendance software, Recruiting, and Insurance and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay™, our payroll card, which we provide in association with our partners, offers employees fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2026, comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2026, and 2025, and cash flows for the six months ended June 30, 2026, and 2025. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the consolidated financial position or consolidated results of operations of the Company.

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

Provisions are made if the cost of inventories exceeds their net realizable value and is charged to cost of sales. We did not recognize any provision for the three and six months ended June 30, 2026 and 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that, for estimating expected credit losses, current conditions as of the balance sheet date will remain constant through the remaining life of the assets. The practical expedient is available to all entities. The standard becomes effective for all entities for annual periods beginning after December 15, 2025. We adopted this standard prospectively for the annual period ending December 31, 2026. This guidance did not have an impact on our financial position, results of operations, or cash flows.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As of June 30, 2026, and December 31, 2025, accumulated other comprehensive income (loss) consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2026

Asset Acquisitions

During the six months ended June 30, 2026, we completed one customer relationship asset acquisition. The total purchase price of this acquisition was $6,175, which consisted of $4,730 of cash paid during the six months ended June 30, 2026, $121 of cash to be paid over the next 12 months, the delivery of promissory notes in the amount of $879, net of discounts, and the delivery of 49 shares of Asure common stock, which had an aggregate fair value of $445 at the acquisition dates. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

2025

Business Combinations

Effective July 1, 2025, we acquired 100% of the membership interests of Lathem Time 2025 LLC (f/k/a Lathem Time Corporation, “Lathem”), whose technology will be used to expand the capabilities of our broader suite of HR solutions, specifically in time and attendance systems. The aggregate purchase price that we paid for the membership interests was $39,497, consisting of $37,500 paid in cash on hand and the remaining $2,221 in the form of a promissory note ($1,997 net of discount).

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

Asset Acquisitions

During the year ended December 31, 2025, we completed seven customer relationship asset acquisitions. The total purchase price of these acquisitions was $20,523, which consisted of $16,019 of cash paid during the year ended December 31, 2025, $56 of cash paid during the six months ended June 30, 2026, the delivery of promissory notes in the amount of $3,492, net of discounts, and the delivery of 124 shares of Asure common stock, which had an aggregate fair value of $956 at the acquisition dates. The purchase prices for certain of these acquisitions are subject to adjustments for contingent events which are generally expected to occur over the next twelve months following June 30, 2026, including revenue generated from the acquired assets. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis for the periods presented below (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
June 30, 2026
Assets:
Funds held for clients
Money market funds	$5,503	$5,503	$—	$—
Available-for-sale securities	99,103	—	99,103	—
Total	$104,606	$5,503	$99,103	$—

December 31, 2025
Assets:
Funds held for clients
Money market funds	$1,784	$1,784	$—	$—
Available-for-sale securities	88,652	—	88,652	—
Total	$90,436	$1,784	$88,652	$—

Cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following for the periods presented below (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
June 30, 2026
Cash equivalents	$5,505	$1	$(1)	$5,505
Available-for-sale securities:
Corporate debt securities	95,967	95	(494)	95,568
U.S. Government agency securities	3,551	2	(18)	3,535
Total available-for-sale securities	99,518	97	(512)	99,103

Total(2)	$105,023	$98	$(513)	$104,608

December 31, 2025
Cash equivalents	$1,787	$—	$(3)	$1,784
Available-for-sale securities:
Corporate debt securities	83,160	501	(77)	83,584
Municipal bonds	1,542	—	(17)	1,525
U.S. Government agency securities	3,515	28	—	3,543
Total available-for-sale securities	88,217	529	(94)	88,652

Total(2)	$90,004	$529	$(97)	$90,436
(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). As of June 30, 2026, and December 31, 2025, there were 46 and 127 securities, respectively, in an unrealized gain position and there were 131 and 27 securities in an unrealized loss position, respectively. As of June 30, 2026, these unrealized losses were less than $18 individually and $512 in the aggregate. As of December 31, 2025, these unrealized losses were less than $13 individually and $94 in the aggregate. We invest in high quality securities with roughly 68% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. We have no material individual securities that have been in a continuous unrealized loss position greater than twelve months. We do not intend to sell these investments and we do not expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)At June 30, 2026 and December 31, 2025, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that we have classified for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories for the periods presented below (in thousands):

	June 30, 2026	December 31, 2025
Restricted cash and cash equivalents held to satisfy client funds obligations	$79,812	$139,459
Restricted short-term marketable securities held to satisfy client funds obligations	20,840	12,781
Restricted long-term marketable securities held to satisfy client funds obligations	78,263	75,871
Total funds held for clients	$178,915	$228,111

Expected maturities of available-for-sale securities are as of June 30, 2026, are as follows (in thousands):

One year or less	$20,840
After one year through five years	78,263
Total	$99,103

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2025	Acquisitions	June 30, 2026
Goodwill	$115,759	$—	$115,759

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of June 30, 2026, there has been no impairment of goodwill based on the qualitative assessments we have performed.

Gross Intangible Assets	December 31, 2025	Acquisitions	June 30, 2026
Customer relationships	$182,024	$6,003	$188,027
Developed technology	19,501	—	19,501
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
Total	$203,437	$6,003	$209,440

The gross carrying amount and accumulated amortization of our intangible assets are as follows for the periods presented below (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
June 30, 2026
Customer relationships	8.4	$188,027	$(110,998)	$77,029
Developed technology	6.6	19,501	(13,075)	6,426
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(961)	71
	8.2	$209,440	$(125,914)	$83,526

December 31, 2025
Customer relationships	8.5	$182,024	$(101,343)	$80,681
Developed technology	6.6	19,501	(12,348)	7,153
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(955)	77
	8.3	$203,437	$(115,526)	$87,911

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in operating expenses were $9,661 and $8,481 for the six months ended June 30, 2026 and 2025, respectively. Amortization expenses recorded in cost of sales were $728 and $420 for the six months ended June 30, 2026 and 2025, respectively. There was no impairment of intangibles during the six months ended June 30, 2026, based on the qualitative assessment we performed. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of June 30, 2026 (in thousands):

2026 (Remaining)	$8,951
2027	17,213
2028	15,768
2029	13,604
2030	9,974
2031	8,993
Thereafter	9,023
$83,526

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	June 30, 2026	December 31, 2025
Notes Payable – Acquisitions(1)	08/01/26 - 07/01/29	2.00% - 4.00%	$11,395	$10,775
Notes Payable – Senior Credit Facility	04/30/30	8.99%	60,000	60,000
Gross Notes Payable			$71,395	$70,775
(1)See Note 3 — Business Combinations and Asset Acquisitions and Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
June 30, 2026
Current portion of notes payable	$6,980	$(315)	$6,665
Notes payable, net of current portion	64,415	(2,181)	62,234
Total	$71,395	$(2,496)	$68,899

December 31, 2025
Current portion of notes payable	$4,834	$(490)	$4,344
Notes payable, net of current portion	65,941	(2,659)	63,282
Total	$70,775	$(3,149)	$67,626

The following table summarizes the future principal payments related to our outstanding debt as of June 30, 2026 (in thousands):

2026 (Remaining)	$5,760
2027	4,635
2028	—
2029	46,000
2030	15,000
Total	$71,395

Notes Payable - Acquisitions

As of June 30, 2026, we have nine promissory notes related to acquisitions that occurred during the six months ended June 30, 2026, and prior years with a combined outstanding principal balance of $11,395 and maturity dates ranging from August 1, 2026, to July 1, 2029. All of these promissory notes are subordinated to our Loan Agreement with MidCap (defined below). See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the issuance of notes payable related to acquisitions.

On May 15, 2026, we came to an agreement with the seller of a prior asset acquisition to terminate the contingent consideration agreement associated with the transaction, determining the final purchase price of the acquisition as of that date. As a result of the termination, we determined that we were owed $306 from the seller, and the principal amount of the promissory note associated with the acquisition was reduced in accordance with the terms of the acquisition agreement.

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

Senior Credit Facility

On April 10, 2025, we entered into a Loan Agreement with MidCap and the lenders from time to time party thereto (such lenders collectively with MidCap, the “Lenders”). Under the Loan Agreement, we may borrow up to $60,000 from the Lenders, all of which has been funded as of June 30, 2026. The maturity date of the loan as provided under the Loan Agreement is April 1, 2030 (the “Maturity Date”).

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term Secured Overnight Financing Rate (“SOFR”) plus 5.00%, subject to a SOFR floor of 2.00%. This rate was 8.74% as of June 30, 2026. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month. At the time of final payment under the loan, we will provide a final payment fee of 2.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders.

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.0% per annum in excess of the rate otherwise payable. Under the Loan Agreement, we covenant to maintain a (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of $10,000. As of June 30, 2026, we are in compliance with all covenants under the Loan Agreement.

In connection with the Loan Agreement and subsequent draw, we incurred $2,025 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Loan Agreement. As a result, net proceeds of all borrowings under the Loan Agreement were $57,975.

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $9,717, were $13,120 at June 30, 2026. Receivables from contracts with customers, net of allowance for credit losses of $7,206, were $15,859 at December 31, 2025. We had a provision for expected losses of $14, write-offs charged against the allowance for credit losses of $37, and recoveries on previously written off receivables of $2,540 during the six months ended June 30, 2026. We had a provision for expected losses of $20, write-offs charges against the allowance for credit losses of $69, and recoveries on previously written off receivables of $1,000 during the six months ended June 30, 2025. As of June 30, 2026, we had one customer that accounted for $2,158 or 15%, of our net accounts receivable balance. The receivable balance is not collateralized, and thus the entire $2,158 is at risk of loss. As of December 31, 2025, we had one customer that accounted for $1,879 or 13% of our net accounts receivable balance.

Contract Assets

Costs to Fulfill Contracts

Contract assets from contracts with customers were $6,487 and $3,747 at June 30, 2026 and December 31, 2025, respectively.

Costs to Obtain Contracts

Deferred commission costs from contracts with customers were $15,590 and $14,721 at June 30, 2026 and December 31, 2025, respectively. The amount of amortization recognized for the three and six months ended June 30, 2026 was $1,006 and $1,814, respectively, and for the three and six months ended June 30, 2025 was $878 and $1,615, respectively.

Deferred Revenue

During the three and six months ended June 30, 2026, revenue of $2,682 and $11,556, respectively, and during the three and six months ended June 30, 2025, revenue of $2,567 and $8,557, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2026, approximately $80,032 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 41% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter. These amounts exclude remaining performance obligations related to contracts for professional services for tax and payroll offerings whose remaining contractual term is less than one year as of June 30, 2026.

Revenue Concentration

During the six months ended June 30, 2026 and 2025, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. Rent expense was as follows for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rent expense	$643	$520	$1,290	$1,054

For purposes of calculating the lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% as of June 30, 2026, and December 31, 2025. The weighted average remaining lease term for our operating leases is three years as of June 30, 2026 and December 31, 2025.

Supplemental cash flow information related to leases are as follows for the periods presented below (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows from operating leases	$1,304	$1,075
Non-cash activities:
Operating lease assets obtained or removed in exchange for new, modified or terminated operating lease liabilities	$36	$1,447

Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows for the period presented below (in thousands):

2026 (Remaining)	$1,247
2027	2,376
2028	2,110
2029	1,035
2030	208
2031	27
Thereafter	—
Total minimum lease payments	7,003
Less: imputed interest	(1,024)
Total lease liabilities	$5,979

Contingencies

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of June 30, 2026, we were not currently a party to any material legal proceedings.

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our stockholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”); however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares reserved for issuance under the 2018 Plan is 6,998 shares. We have an aggregate of 2,175 options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted and outstanding pursuant to the 2018 Plan as of June 30, 2026. As of June 30, 2026, the number of shares available for future grant under the 2018 Plan is 2,067.

Share-based compensation for our stock option plans for the three and six months ended June 30, 2026, was $2,131 and $4,281, respectively, and for the three and six months ended June 30, 2025, was $1,891 and $3,754, respectively. Issuance of common stock related to the exercise of stock options and the vesting of restricted stock units (including restricted stock units that converted from performance stock units) are as follows for the period presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock issued - options(1)	317	296	348	365
Common stock issued - RSU(1)(2)	97	73	638	455
(1)Included in these amounts are 276 and 336 shares withheld for taxes or in connection with a cashless exercise of options during the three and six months ended June 30, 2026, respectively, and 180 shares withheld for taxes or in connection with a cashless exercise of options during the three and six months ended June 30, 2025.
(2)Included in these amounts are 21 and 318 restricted stock units during the three and six months ended June 30, 2026, respectively, and 159 restricted stock units during the six months ended June 30, 2025, that were converted from performance stock units which vested during those periods.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic:
Net loss	$(4,443)	$(6,123)	$(3,818)	$(8,521)
Weighted-average shares of common stock outstanding	28,749	27,237	28,586	27,100
Basic loss per share	$(0.15)	$(0.22)	$(0.13)	$(0.31)

Diluted:
Net loss	$(4,443)	$(6,123)	$(3,818)	$(8,521)
Weighted-average shares of common stock outstanding	28,749	27,237	28,586	27,100
Diluted loss per share	$(0.15)	$(0.22)	$(0.13)	$(0.31)

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

The operating financial results of our single reportable segment for three and six months ended June 30, 2026 and 2025, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$37,113	$30,124	$79,870	$64,978

Significant segment expenses
Compensation	23,536	22,180	47,453	44,968
Non-compensation	10,635	8,560	21,675	18,172
Deferred software and commission costs	(3,789)	(4,044)	(7,544)	(7,416)
Amortization, depreciation, and other noncash expenses	9,589	8,920	18,957	17,048
Other segment expenses (income)(1)	1,585	631	3,147	727
Total expenses	41,556	36,247	83,688	73,499
Net loss	$(4,443)	$(6,123)	$(3,818)	$(8,521)
(1)Other segment expenses include interest expense (income) and other business expense (income)

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

OVERVIEW

The following review of Asure’s financial position as of June 30, 2026, and December 31, 2025, and results of operations for the three and six months ended June 30, 2026 and 2025, should be read in conjunction with our 2025 Annual Report on Form 10-K filed with the SEC on February 26, 2026 and our quarterly report filed with the SEC on April 30, 2026. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q. However, we do post information on the investor relations page of our website that we believe may be of interest to our investors. Asure’s internet website address is www.asuresoftware.com.

Our Business

We are a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, HR management tools, Time & Attendance software, Recruiting, and Insurance and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay™, our payroll card, which we provide in association with our partners, offers employees fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

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

From recruitment to retirement, our solutions help more than 100,000 clients across the United States. Approximately 35% of our clients are direct and the remaining clients are indirect, as they have contracts with reseller partners who white label our solutions.

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenue represented by certain items in our Condensed Consolidated Statements of Comprehensive Loss:

	Six Months Ended June 30,
	2026	2025
Revenue	100%	100%
Gross profit	70%	69%
Sales and marketing	22%	25%
General and administrative	31%	35%
Research and development	4%	5%
Amortization of intangible assets	12%	13%
Total operating expenses	70%	79%
Interest income	—%	1%
Interest expense	(4)%	(2)%
Other income (expense), net	—%	—%
Loss from operations before income taxes	(4)%	(11)%
Net loss	(5)%	(13)%

Revenue

Revenue is comprised of recurring revenue, professional services, hardware, and other revenue. We expect our revenue to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenue, we expect our mix of recurring revenue, and professional services, hardware and other revenue to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 91% and 90% of total revenue in the three and six months ended June 30, 2026, respectively, compared to 95% in the three and six months ended June 30, 2025. This decrease was due to the increase in hardware sales as a result of time and attendance business growth.

Our revenue was derived from the following sources (in thousands):

	Three Months Ended June 30,		Variance
	2026	2025	$	%
Recurring	$33,958	$28,596	$5,362	19%
Professional services, hardware and other	3,155	1,528	1,627	106%
Total	$37,113	$30,124	$6,989	23%

	Six Months Ended June 30,		Variance
	2026	2025	$	%
Recurring	$71,715	$61,783	$9,932	16%
Professional services, hardware and other	8,155	3,195	4,960	155%
Total	$79,870	$64,978	$14,892	23%

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

Recurring revenue for the three months ended June 30, 2026, was $33,958, an increase of $5,362, or 19%, from $28,596 for the three months ended June 30, 2025. The increase is primarily due to an increase in our time and attendance solutions business.

Recurring revenue for the six months ended June 30, 2026, was $71,715, an increase of $9,932, or 16%, from $61,783 for the six months ended June 30, 2025. The increase is primarily due to an increase in our time and attendance solutions business.

Professional Services, Hardware and Other Revenue

Professional Services, Hardware and Other Revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products.

Professional services, hardware and other revenue for the three months ended June 30, 2026, was $3,155, an increase of $1,627, or 106%, from $1,528 for the three months ended June 30, 2025. This increase is primarily due to an increase in hardware related to our time and attendance solutions.

Professional services, hardware, and other revenue for the six months ended June 30, 2026, was $8,155, an increase of $4,960, or 155%, from $3,195 for the six months ended June 30, 2025. The increase is primarily due to an increase in hardware related to our time and attendance solutions.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended June 30, 2026, was $25,055, an increase of $5,144, or 26%, from $19,911 for the three months ended June 30, 2025. Gross profit as a percentage of revenue increased to 68% for the three months ended June 30, 2026, from 66% for the same period in 2025. The increase is primarily attributable to the growth in our time and attendance solutions.

Consolidated gross profit for the six months ended June 30, 2026, was $55,525, an increase of $11,006, or 25%, from $44,519 for the six months ended June 30, 2025. Gross profit as a percentage of revenue increased to 70% for the six months ended June 30, 2026, from 69% for the same period in 2025. The increase is primarily attributable to the growth in our time and attendance solutions.

Our cost of sales relates primarily to direct product costs, compensation for operations and related consulting expenses, web hosting, and related expenses and the amortization of our purchased software development costs. We include intangible amortization related to developed and acquired technology within cost of sales.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries and related expenses for sales and marketing staff, including share-based expenses, commissions, as well as marketing programs, which include events, corporate communications and product marketing activities.

Sales and marketing expenses for the three months ended June 30, 2026, were $9,098, an increase of $949, or 12%, from $8,149 for the three months ended June 30, 2025. The increase is primarily due to an increase in expenditures for lead generation. Sales and marketing expenses as a percentage of revenue decreased to 25% for the three months ended June 30, 2026, from 27% for the same period in 2025.

Sales and marketing expenses for the six months ended June 30, 2026, were $17,862, an increase of $1,327, or 8%, from $16,535 for the six months ended June 30, 2025. The increase is primarily due to increase in expenditures for lead generation. Sales and marketing expenses as a percentage of revenue decreased to 22% for the six months ended June 30, 2026, from 25% for the same period in 2025.

We expect to continue to expand and increase selling costs as we focus on hiring direct sales personnel, expanding recognition of our brand, and lead generation.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related expenses, including share-based expenses for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, and other corporate expenses such as transaction costs for acquisitions.

General and administrative expenses for the three months ended June 30, 2026, were $12,099, an increase of $1,131, or 10%, from $10,968 for the three months ended June 30, 2025. The increase is primarily attributable to an increase in compensation-related expenses and contractors due to changes in headcount associated with administrative functions. General and administrative expenses as a percentage of revenue decreased to 33% for the three months ended June 30, 2026 from 36% for the same period in 2025.

General and administrative expenses for the six months ended June 30, 2026, were $24,847, an increase of $1,979, or 9%, from $22,868 for the six months ended June 30, 2025. The increase is primarily attributable to an increase in compensation-related expenses and contractors due to changes in headcount associated with administrative functions. General and administrative expenses as a percentage of revenue decreased to 31% for the six months ended June 30, 2026, from 35% for the same period in 2025.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including share-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended June 30, 2026, were $1,565, an increase of $292, or 23%, from $1,273 for the three months ended June 30, 2025. The increase is primarily attributable to an increase in compensation-related expenses and decrease in capitalization of software development expenses, offset by a decrease in contractor expenditures. R&D expenses as a percentage of revenue remained flat at 4% for the three months ended June 30, 2026, and 2025.

R&D expenses for the six months ended June 30, 2026, were $3,222, a decrease of $80, or 2%, from $3,302 for the six months ended June 30, 2025. The decrease is primarily attributable to a decrease in contractor expenditures and an increase in the capitalization of software development expenses, offset by an increase in compensation-related expenses. R&D expenses as a percentage of revenue decreased to 4% for the six months ended June 30, 2026, from 5% for the same period in 2025.

Amortization of Intangible Assets

Amortization expense for the three months ended June 30, 2026, was $4,689, an increase of $516, or 12%, from $4,173 for the three months ended June 30, 2025. The increase is primarily attributable to our continuing acquisitions strategy. Amortization expense as a percentage of revenue decreased to 13% for the three months ended June 30, 2026, from 14% for the same period in 2025.

Amortization expense for the six months ended June 30, 2026, was $9,661, an increase of $1,180, or 14%, from $8,481 for the six months ended June 30, 2025. The increase is primarily attributable to our continuing acquisitions strategy. Amortization expense as a percentage of revenue decreased to 12% for the six months ended June 30, 2026, from 13% for the same period in 2025.

Interest Income and Expense

Interest income for the three months ended June 30, 2026, was $168 compared to interest income of $277 for the three months ended June 30, 2025. Interest income as a percentage of revenue was negligible for the three months ended June 30, 2026, compared to 1% for three months ended June 30, 2025. Interest expense for the three months ended June 30, 2026 was $1,753 compared to interest expense of $809 for the three months ended June 30, 2025. Interest expense as a percentage of revenue was 5% for the three months ended June 30, 2026 compared to 3% for the same period in 2025. The increase in interest expense in the three months ended June 30, 2026, is primarily related to interest accrued under our Loan Agreement (defined below) with MidCap Financial Trust (“MidCap”).

Interest income for the six months ended June 30, 2026 was $354 compared to interest income of $448 for the six months ended June 30, 2025. Interest income as a percentage of revenue was negligible for the six months ended June 30, 2026, compared to 1% for the six months ended June 30, 2025. Interest expense for the six months ended June 30, 2026 was $3,499 compared to interest expense of $1,260 for the six months ended June 30, 2025. Interest expense as a percentage of revenue was 4% for the six months ended June 30, 2026 compared to 2% for the same period in 2025. The increase in interest expense in the six months ended June 30, 2026, is primarily related to interest accrued under our Loan Agreement with MidCap.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2026 was $0 compared to $96 of expense for the three months ended June 30, 2025. Other income, net as a percentage of revenue was negligible for the three months ended June 30, 2026 and 2025.

Other income (expense), net for the six months ended June 30, 2026 was $0 compared to $92 of income for the six months ended June 30, 2025. Other income, net as a percentage of revenue was negligible for the six months ended June 30, 2026 and 2025.

Income Taxes

For the three months ended June 30, 2026 and 2025, we recorded income tax expense attributable to continuing operations of $462 and $843, respectively, a decrease of $381.

For the six months ended June 30, 2026 and 2025, we recorded income tax expense attributable to continuing operations of $606 and $1,134, respectively, a decrease of $528.

Net Loss

We incurred a loss of $4,443, or $0.15 per share, during the three months ended June 30, 2026, compared to a loss of $6,123, or $0.22 per share, during the three months ended June 30, 2025. Loss as a percentage of total revenue was 12% and 20% for the three months ended June 30, 2026 and 2025, respectively.

We incurred a loss of $3,818, or $0.13 per share, during the six months ended June 30, 2026, compared to a loss of $8,521, or $0.31 per share, during the six months ended June 30, 2025. Loss as a percentage of total revenue was 5% and 13% for the six months ended June 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	June 30, 2026	December 31, 2025
Cash and cash equivalents(1)	$19,679	$25,244
(1)This balance excludes cash equivalents in funds held for clients.

Working Capital. We had working capital of $13,434 at June 30, 2026, a decrease of $5,212 from working capital of $18,646 at December 31, 2025. Working capital as of June 30, 2026 and December 31, 2025 includes $6,730 and $11,622 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $7,180 for the six months ended June 30, 2026 was primarily driven by non-cash adjustments to our net loss of approximately $18,764, primarily due to depreciation, amortization, and share-based compensation. This was offset by changes in operating assets and liabilities, which resulted in a use of $7,766 in cash. Net cash provided by operating activities of $5,151 for the six months ended June 30, 2025 was primarily driven by non-cash adjustments to our net loss of approximately $17,199, primarily due to depreciation, amortization, and share-based compensation. This was offset by changes in operating assets and liabilities, which resulted in a use of $3,527 in cash.

Investing Activities. Net cash used in investing activities of $23,205 for the six months ended June 30, 2026, is primarily due to cash paid in business combinations or asset acquisitions of $4,721, purchases of available-for-sale securities of $23,752, and software capitalization costs of $6,789, partially offset by proceeds from sales and maturities of available-for-sale securities of $12,529. Net cash used in investing activities of $17,814 for the six months ended June 30, 2025, is primarily due to cash paid in asset acquisitions of $6,346, purchases of available-for-sale securities of $12,304, and software capitalization costs of $6,470, partially offset by proceeds from sales and maturities of available-for-sale securities of $7,699.

Financing Activities. Net cash used in financing activities was $49,187 for the six months ended June 30, 2026, which primarily consisted of a net decrease in client fund obligations of $48,647. Net cash provided by financing activities was $73,097 for the six months ended June 30, 2025, which primarily consisted of net proceeds of $57,982 from the Loan Agreement (defined below) with MidCap and a net increase in client fund obligations of $20,461.

As of June 30, 2026, we have nine subordinated promissory notes outstanding, all of which related to acquisitions that occurred during the six months ended June 30, 2026 and periods prior to January 1, 2025, with a combined outstanding principal balance of $11,395 and maturity dates ranging from August 1, 2026 to July 1, 2029.

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

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term SOFR plus 5.00%, subject to a Secured Overnight Financing Rate (“SOFR”) floor of 2.00%. This rate was 8.74% as of June 30, 2026. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month. At the time of the final payment of the loan, we will provide a final payment fee of 2.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders.

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.0% per annum in excess of the rate otherwise payable. Under the Loan Agreement, we covenant to maintain (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of $10,000. As of June 30, 2026, we are in compliance with all covenants under the Loan Agreement.

In connection with the Loan Agreement and subsequent draw, we incurred $2,025 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Loan Agreement. As a result, net proceeds of all borrowings under the Loan Agreement were $57,975.

Sources of Liquidity. As of June 30, 2026, our principal sources of liquidity consisted of $19,679 of cash and cash equivalents generated from operations of our business, which we expect to be our principal source of liquidity over the next twelve months. Additionally, we have access to an “at the market offering” program entered in October 31, 2024, under which we may offer and sell up to $25,000 of newly issued shares of common stock. As of June 30, 2026, there are $25,000 of shares of common stock available for issuance under this program.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of June 30, 2026, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of June 30, 2026, we were not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on February 26, 2026, and investors are encouraged to review these risk factors prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers have entered into, amended, or terminated, a 10b5-1 trading plan.

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

101
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASURE SOFTWARE, INC.

Date: July 30, 2026	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2026	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer
(Principal Financial and Accounting Officer)