Form 10-Q
period 2026-09-30
ASURE SOFTWARE INC
filed 2026-10-29
CIK 884144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

Commission File Number: 1-34522
ASURE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2415696
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1800, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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
As of October 28, 2026, 30,169,748 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$16,780	$25,244
Accounts receivable, net of allowance for credit losses of $8,716 and $7,206 at September 30, 2026, and December 31, 2025, respectively	12,830	15,859
Inventory	2,737	2,826
Prepaid expenses and other current assets	9,866	6,329
Total current assets before funds held for clients	42,213	50,258
Funds held for clients	194,746	228,111
Total current assets	236,959	278,369
Property and equipment, net	32,798	27,810
Goodwill	115,759	115,759
Intangible assets, net	79,297	87,911
Operating lease assets, net	4,865	6,028
Other assets, net	21,126	15,542
Total assets	$490,804	$531,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$5,301	$4,344
Accounts payable	2,078	2,174
Accrued compensation and benefits	6,073	4,723
Lease liabilities, current	2,067	1,956
Other accrued liabilities	6,776	6,422
Deferred revenue	5,864	11,622
Total current liabilities before client fund obligations	28,159	31,241
Client fund obligations	197,381	228,482
Total current liabilities	225,540	259,723
Long-term liabilities:
Deferred revenue	1,228	1,909
Deferred tax liability	3,413	3,264
Notes payable, net of current portion	59,358	63,282
Lease liabilities, noncurrent	3,578	5,221
Other liabilities	319	224
Total long-term liabilities	67,896	73,900
Total liabilities	293,436	333,623
Commitments and contingencies - Note 8
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 44,000 shares authorized; 28,921 and 28,076 shares issued, 28,921 and 28,076 shares outstanding at September 30, 2026, and December 31, 2025, respectively	289	281
Treasury stock at cost, zero(1) shares at September 30, 2026, and December 31, 2025	—	—
Additional paid-in capital	523,936	517,432
Accumulated deficit	(324,774)	(320,352)
Accumulated other comprehensive income (loss)	(2,083)	435
Total stockholders’ equity	197,368	197,796
Total liabilities and stockholders’ equity	$490,804	$531,419
  (1) The aggregate Treasury stock of prior repurchases of our own common stock was retired and subsequently issued effective January 1, 2024. See the Condensed
Consolidated Statement of Changes in Stockholders’ Equity for the impact of this transaction.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Recurring	$36,912	$31,841	$108,627	$93,624
Professional services, hardware and other	3,110	4,411	11,265	7,606
Total revenue	40,022	36,252	119,892	101,230
Cost of sales	12,178	12,714	36,523	33,058
Gross profit	27,844	23,538	83,369	68,172
Operating expenses:
Sales and marketing	8,925	9,043	26,787	25,578
General and administrative	12,540	11,655	37,387	34,523
Research and development	1,677	1,570	4,899	4,987
Amortization of intangible assets	4,187	4,769	13,848	13,250
Total operating expenses	27,329	27,037	82,921	78,338
Income (loss) from operations	515	(3,499)	448	(10,166)
Interest income	178	250	532	698
Interest expense	(1,762)	(1,966)	(5,261)	(3,226)
Other income, net	9	220	9	312
Loss from operations before income taxes	(1,060)	(4,995)	(4,272)	(12,382)
Income tax expense (benefit)	(456)	367	150	1,501
Net loss	(604)	(5,362)	(4,422)	(13,883)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(1,668)	237	(2,518)	907
Comprehensive loss	$(2,272)	$(5,125)	$(6,940)	$(12,976)

Basic and diluted loss per share
Basic	$(0.02)	$(0.19)	$(0.15)	$(0.51)
Diluted	$(0.02)	$(0.19)	$(0.15)	$(0.51)

Weighted average basic and diluted shares
Basic	28,890	27,566	28,688	27,257
Diluted	28,890	27,566	28,688	27,257

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2025	28,076	$281	$—	$517,432	$(320,352)	$435	$197,796
Stock issued upon option exercise and vesting of restricted stock units	512	5	—	(310)	—	—	(305)
Stock issued for acquisitions	49	—	—	445	—	—	445
Share-based compensation	—	—	—	2,150	—	—	2,150
Net income	—	—	—	—	625	—	625
Other comprehensive loss	—	—	—	—	—	(588)	(588)
Balance at March 31, 2026	28,637	$286	$—	$519,717	$(319,727)	$(153)	$200,123

Stock issued upon option exercise and vesting of restricted stock units	138	1	—	(112)	—	—	(111)
Stock issued, ESPP	49	1	—	324	—	—	325
Share-based compensation	—	—	—	2,131	—	—	2,131
Net loss	—	—	—	—	(4,443)	—	(4,443)
Other comprehensive loss	—	—	—	—	—	(262)	(262)
Balance at June 30, 2026	28,824	$288	$—	$522,060	$(324,170)	$(415)	$197,763

Stock issued upon option exercise and vesting of restricted stock units	97	1	—	(86)	—	—	(85)
Share-based compensation	—	—	—	1,962	—	—	1,962
Net loss	—	—	—	—	(604)	—	(604)
Other comprehensive loss	—	—	—	—	—	(1,668)	(1,668)
Balance at September 30, 2026	28,921	$289	$—	$523,936	$(324,774)	$(2,083)	$197,368

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

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,422)	$(13,883)
Adjustments to reconcile loss to net cash provided by operations:
Depreciation and amortization	21,400	19,337
Amortization of operating lease assets	1,356	1,137
Amortization of debt financing costs and discount	995	926
Non-cash interest expense	533	692
Net accretion of discounts on available-for-sale securities	(183)	(332)
Provision for expected losses	115	1,121
Provision for deferred income taxes	149	1,503
Gain on extinguishment of debt	—	(119)
Net realized gains on sales of available-for-sale securities	(2,828)	(2,068)
Share-based compensation	6,243	5,721
Changes in operating assets and liabilities:
Accounts receivable	2,915	4,490
Inventory	89	1,272
Prepaid expenses and other assets	(6,184)	(1,147)
Operating lease right-of-use assets	—	14
Accounts payable	(95)	729
Accrued expenses and other long-term obligations	625	(1,308)
Lease liabilities	(1,458)	(1,236)
Deferred revenue	(6,440)	(5,923)
Net cash provided by operating activities	12,810	10,926
Cash flows from investing activities:
Business combination consideration, net of cash acquired	—	(37,500)
Acquisition of intangible assets	(4,739)	(14,967)
Purchases of property and equipment	(566)	(522)
Software capitalization costs	(10,582)	(10,271)
Purchases of available-for-sale securities	(25,566)	(36,655)
Proceeds from sales and maturities of available-for-sale securities	18,773	21,738
Net cash used in investing activities	(22,680)	(78,177)
Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	—	57,982
Payments of notes payable	(4,554)	(5,000)
Debt extinguishment costs	—	(100)
Payments made on amounts due for the acquisition of intangible assets	(478)	(1,381)
Net proceeds from (settlements for) common stock transactions	(176)	1,011
Net change in client fund obligations	(31,103)	(45,506)
Net cash provided by (used in) financing activities	(36,311)	7,006
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(46,181)	(60,245)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	164,703	145,712
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$118,522	$85,467

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$16,780	$21,520
Restricted cash and restricted cash equivalents included in funds held for clients	101,742	63,947
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$118,522	$85,467

Supplemental information:
Cash paid for interest	$4,609	$1,720

Non-cash investing and financing activities:
Acquisition of intangible assets	$472	$1,603
Notes payable issued for acquisitions	$592	$5,078
Shares issued for acquisitions	$445	$956
Shares issued for debt payments	$—	$1,059

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ASURE SOFTWARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data unless otherwise noted)
(Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Asure Software, Inc. (“Asure”, the “Company”, “we” and “our”), a Delaware corporation, is a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, HR management tools, Time & Attendance software, Recruiting, and Insurance and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay®, our payroll card, which we provide in association with our partners, offers employees fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

We strive to be the most trusted HCM resource. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We sell our solutions through both direct and partner channels. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. Asure has two types of partners: Reseller Partners that white label our products while providing value-added services to their clients (our indirect clients) and Referral Partners that provide us with client leads but do not resell our solutions. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle. The Asure HCM suite includes eight product lines: Asure Payroll & Tax, Asure HR Compliance, Asure Time & Attendance, AsureRecruiting®, Asure Insurance and Benefits Administration, AsurePay™, Asure Tax Management Solutions, and AsureMarketplace™.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2026, comprehensive loss and changes in stockholders’ equity for the three and nine months ended September 30, 2026, and 2025, and cash flows for the nine months ended September 30, 2026, and 2025. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the consolidated financial position or consolidated results of operations of the Company.

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

INVENTORIES

Our inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on an average cost basis. Items included in costs of inventory consist of labor, material, overhead costs, freight in, and additional transaction costs such as taxes and tariffs.

Provisions are made if the cost of inventories exceeds their net realizable value and are charged to cost of sales. We did not recognize any provision for the three and nine months ended September 30, 2026 and 2025.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As of September 30, 2026, and December 31, 2025, accumulated other comprehensive income (loss) consisted of net unrealized gains and losses on available-for-sale securities.

NOTE 3 - BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

2026

Asset Acquisitions

During the nine months ended September 30, 2026, we completed two customer relationship asset acquisitions. The total purchase price of these acquisitions was $6,230, which consisted of $4,748 of cash paid during the nine months ended September 30, 2026, $158 of cash to be paid over the next 12 months, the delivery of promissory notes in the amount of $879, net of discounts, and the delivery of 49 shares of Asure common stock, which had an aggregate fair value of $445 at the acquisition dates. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

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

Asset Acquisitions

During the year ended December 31, 2025, we completed seven customer relationship asset acquisitions. The total purchase price of these acquisitions was $20,612, which consisted of $16,019 of cash paid during the year ended December 31, 2025, $85 of cash paid during the nine months ended September 30, 2026, the delivery of promissory notes in the amount of $3,552, net of discounts, and the delivery of 124 shares of Asure common stock, which had an aggregate fair value of $956 at the acquisition dates. The acquired customer relationships are recorded as intangible assets and are being amortized on a straight-line basis over eight years.

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

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis for the periods presented below (in thousands):

	Total Carrying Value	Level 1	Level 2	Level 3
September 30, 2026
Assets:
Funds held for clients
Money market funds	$4,926	$4,926	$—	$—
Available-for-sale securities	93,004	—	93,004	—
Total	$97,930	$4,926	$93,004	$—

December 31, 2025
Assets:
Funds held for clients
Money market funds	$1,784	$1,784	$—	$—
Available-for-sale securities	88,652	—	88,652	—
Total	$90,436	$1,784	$88,652	$—

Cash equivalents and investments classified as available-for-sale within funds held for clients consisted of the following for the periods presented below (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
September 30, 2026
Cash equivalents	$4,925	$1	$—	$4,926
Available-for-sale securities:
Corporate debt securities	91,517	5	(2,047)	89,475
U.S. Government agency securities	3,571	1	(43)	3,529
Total available-for-sale securities	95,088	6	(2,090)	93,004

Total(2)	$100,013	$7	$(2,090)	$97,930

December 31, 2025
Cash equivalents	$1,787	$—	$(3)	$1,784
Available-for-sale securities:
Corporate debt securities	83,160	501	(77)	83,584
Municipal bonds	1,542	—	(17)	1,525
U.S. Government agency securities	3,515	28	—	3,543
Total available-for-sale securities	88,217	529	(94)	88,652

Total(2)	$90,004	$529	$(97)	$90,436
(1)Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). As of September 30, 2026, and December 31, 2025, there were 9 and 127 securities, respectively, in an unrealized gain position and there were 161 and 27 securities in an unrealized loss position, respectively. As of September 30, 2026, these unrealized losses were less than $62 individually and $2,090 in the aggregate. As of December 31, 2025, these unrealized losses were less than $13 individually and $94 in the aggregate. We invest in high quality securities with roughly 70% of our portfolio made up of A ratings and above with unrealized losses primarily attributable to macroeconomic factors rather than credit related. We have no material individual securities that have been in a continuous unrealized loss position greater than twelve months. We do not intend to sell these investments or expect to sell these investments before recovery of their amortized cost basis, which may be at maturity. We review our investments to identify and evaluate investments that indicate possible credit losses. Factors considered in determining whether a loss is a credit loss include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)At September 30, 2026 and December 31, 2025, none of these securities were classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

Funds held for clients represent assets that we have classified for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Condensed Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories for the periods presented below (in thousands):

	September 30, 2026	December 31, 2025
Restricted cash and cash equivalents held to satisfy client funds obligations	$101,742	$139,459
Restricted short-term marketable securities held to satisfy client funds obligations	21,247	12,781
Restricted long-term marketable securities held to satisfy client funds obligations	71,757	75,871
Total funds held for clients	$194,746	$228,111

Expected maturities of available-for-sale securities as of September 30, 2026, are as follows (in thousands):

One year or less	$21,247
After one year through five years	71,757
Total	$93,004

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31, 2025	Acquisitions	September 30, 2026
Goodwill	$115,759	$—	$115,759

We believe significant synergies are expected to arise from our strategic acquisitions and their assembled work forces. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill for each acquisition. A portion of acquired goodwill will be amortizable for tax purposes. As of September 30, 2026, there has been no impairment of goodwill based on the qualitative assessments we have performed.

Gross Intangible Assets	December 31, 2025	Acquisitions	September 30, 2026
Customer relationships	$182,024	$6,325	$188,349
Developed technology	19,501	—	19,501
Trade names	880	—	880
Non-compete agreements	1,032	—	1,032
Total	$203,437	$6,325	$209,762

The gross carrying amount and accumulated amortization of our intangible assets are as follows for the periods presented below (in thousands, except weighted average periods):

	Weighted Average Amortization Period (in Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
September 30, 2026
Customer relationships	8.4	$188,349	$(115,182)	$73,167
Developed technology	6.6	19,501	(13,439)	6,062
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(964)	68
	8.2	$209,762	$(130,465)	$79,297

December 31, 2025
Customer relationships	8.5	$182,024	$(101,343)	$80,681
Developed technology	6.6	19,501	(12,348)	7,153
Trade names	4.3	880	(880)	—
Non-compete agreements	5.2	1,032	(955)	77
	8.2	$203,437	$(115,526)	$87,911

We record amortization expenses using the straight-line method over the estimated useful lives of the intangible assets, as noted above. Amortization expenses recorded in operating expenses were $13,848 and $13,250 for the nine months ended September 30, 2026 and 2025, respectively. Amortization expenses recorded in cost of sales were $1,091 and $783 for the nine months ended September 30, 2026 and 2025, respectively. There was no impairment of intangibles during the nine months ended September 30, 2026, based on the qualitative assessment we performed. However, if market, political and other conditions over which we have no control continue to affect the capital markets and our stock price declines, we may experience an impairment of our intangibles in future quarters.

The following table summarizes the future estimated amortization expense relating to our intangible assets as of September 30, 2026 (in thousands):

2026 (Remaining)	$4,478
2027	17,253
2028	15,808
2029	13,645
2030	10,014
2031	9,033
Thereafter	9,066
$79,297

NOTE 6 - NOTES PAYABLE

The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	Maturity	Cash Interest Rate	September 30, 2026	December 31, 2025
Notes Payable – Acquisitions(1)	11/01/26 - 07/01/29	2.00% - 4.00%	$6,811	$10,775
Notes Payable – Senior Credit Facility	04/01/30	9.06%	60,000	60,000
Gross Notes Payable			$66,811	$70,775
(1)See Note 3 — Business Combinations and Asset Acquisitions and Notes Payable - Acquisitions section below for further discussion regarding the notes payable related to acquisitions.
(2)See Note 12 - Subsequent Events for a discussion of the termination of our Senior Credit Facility, repayment of the amounts set forth in this table with respect to the Senior Credit Facility and our entry into a new senior credit agreement with MUFG, Ltd. and the lenders party thereto.

The following table summarizes the debt issuance costs as of the dates indicated (in thousands):

	Gross Notes Payable	Debt Issuance Costs and Debt Discount	Net Notes Payable
September 30, 2026
Current portion of notes payable	$5,561	$(260)	$5,301
Notes payable, net of current portion	61,250	(1,892)	59,358
Total	$66,811	$(2,152)	$64,659

December 31, 2025
Current portion of notes payable	$4,834	$(490)	$4,344
Notes payable, net of current portion	65,941	(2,659)	63,282
Total	$70,775	$(3,149)	$67,626

The following table summarizes the future principal payments related to our outstanding debt as of September 30, 2026 (in thousands):

2026 (Remaining)	$1,176
2027	4,635
2028	—
2029	46,000
2030	15,000
Total	$66,811

Notes Payable - Acquisitions

As of September 30, 2026, we have seven promissory notes related to acquisitions that occurred during the nine months ended September 30, 2026, and prior years with a combined outstanding principal balance of $6,811 and maturity dates ranging from November 1, 2026, to July 1, 2029. All of these promissory notes are subordinated to our Loan Agreement with MidCap (defined below). See Note 3 — Business Combinations and Asset Acquisitions for further discussion regarding the issuance of notes payable related to acquisitions.

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

Notes Payable - Senior Credit Facility

On April 10, 2025, we entered into a Loan Agreement with MidCap and the lenders from time to time party thereto (such lenders collectively with MidCap, the “Lenders”). Under the Loan Agreement, we may borrow up to $60,000 from the Lenders, all of which has been funded as of September 30, 2026. The maturity date of the loan as provided under the Loan Agreement is April 1, 2030 (the “Maturity Date”).

Interest on the outstanding loan balance is payable monthly in arrears at an annual rate of Term Secured Overnight Financing Rate (“SOFR”) plus 5.00%, subject to a SOFR floor of 2.00%. This rate was 8.81% as of September 30, 2026. Prior to April 1, 2029 (the “Amortization Start Date”), we must make interest-only payments on the outstanding loan balance. Commencing on the Amortization Start Date and continuing on the first day of each calendar month thereafter, we will pay an amount equal to the total principal of the outstanding loan balance divided by twelve (12), for a twelve (12) month straight-line amortization of equal monthly principal payments. Also on a monthly basis, we must pay an administrative agency fee to MidCap equal to 0.25% of the average end-of-day principal balance outstanding during the immediately preceding month. At the time of final payment under the loan, we will provide a final payment fee of 2.00% of the amount advanced thereunder except in the case of a refinance of the loan with MidCap and the Lenders.

We are subject to customary events of default as described in the Loan Agreement. In such event, and for so long as it continues, the outstanding loan balance will bear interest at 2.00% per annum in excess of the rate otherwise payable. Under the Loan Agreement, we covenant to maintain a (1) Total Leverage Ratio (as defined in the Loan Agreement), as tested quarterly, no greater than 5.50 to 1.00, and (2) minimum liquidity threshold of $10,000. As of September 30, 2026, we are in compliance with all covenants under the Loan Agreement.

In connection with the Loan Agreement and subsequent draw, we incurred $2,025 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Loan Agreement. As a result, net proceeds of all borrowings under the Loan Agreement were $57,975. On October 15, 2026, we extinguished this debt using the proceeds of a new credit facility. See Note 12 - Subsequent Events for the details of the extinguishment of this note after the reporting period.

NOTE 7 – CONTRACTS WITH CUSTOMERS AND REVENUE CONCENTRATION

Receivables

Receivables from contracts with customers, net of allowance for credit losses of $8,716, were $12,830 at September 30, 2026. Receivables from contracts with customers, net of allowance for credit losses of $7,206, were $15,859 at December 31, 2025. We had a provision for expected losses of $115, write-offs charged against the allowance for credit losses of $37, and recoveries on previously written off receivables of $1,432 during the nine months ended September 30, 2026. We had a provision for expected losses of $1,121, write-offs charges against the allowance for credit losses of $562, and recoveries on previously written off receivables of $737 during the nine months ended September 30, 2025. As of September 30, 2026, we had one customer that accounted for $2,088 or 15%, of our net accounts receivable balance. The receivable balance is not collateralized, and thus the entire $2,088 is at risk of loss. As of December 31, 2025, we had one customer that accounted for $1,879 or 13% of our net accounts receivable balance.

Contract Assets

Contract assets from contracts with customers were $7,309 and $3,747 at September 30, 2026 and December 31, 2025, respectively. Deferred commission costs from contracts with customers were $15,848 and $14,721 at September 30, 2026 and December 31, 2025, respectively. The amount of amortization recognized for the three and nine months ended September 30, 2026 was $1,059 and $2,874, respectively, and for the three and nine months ended September 30, 2025 was $839 and $2,453, respectively.

Deferred Revenue

During the three and nine months ended September 30, 2026, revenue of $2,156 and $13,712, respectively, and during the three and nine months ended September 30, 2025, revenue of $1,834 and $10,391, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2026, approximately $86,648 of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 46% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter. These amounts exclude remaining performance obligations related to contracts for professional services for tax and payroll offerings whose remaining contractual term is less than one year as of September 30, 2026.

Revenue Concentration

During the nine months ended September 30, 2026 and 2025, there were no customers that individually represented 10% or more of consolidated revenue.

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

We record base rent expense under the straight-line method over the term of the lease. In the accompanying Condensed Consolidated Statements of Comprehensive Loss, rent expense is included in operating expenses under general and administrative expenses. Rent expense was as follows for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rent expense	$633	$577	$1,923	$1,631

For purposes of calculating the lease assets and lease liabilities, extension options are not included in the lease term unless it is reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average discount rate of our operating leases is 10% as of September 30, 2026, and December 31, 2025. The weighted average remaining lease term for our operating leases is two years and three years as of September 30, 2026 and December 31, 2025, respectively.

Supplemental cash flow information related to leases are as follows for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows from operating leases	$1,947	$1,652
Non-cash activities:
Operating lease assets obtained or removed in exchange for new, modified or terminated operating lease liabilities	$194	$2,723

Future minimum commitments over the life of all operating and financing leases, which exclude variable rent payments, are as follows for the period presented below (in thousands):

Operating Leases
2026 (Remaining)	$647
2027	2,504
2028	2,110
2029	1,035
2030	208
2031	27
Total minimum lease payments	6,531
Less: imputed interest	(886)
Total lease liabilities	$5,645

Contingencies

Although we have been, are, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business, as of September 30, 2026, we were not currently a party to any material legal proceedings.

NOTE 9 - SHARE-BASED COMPENSATION

We have one active equity plan, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan, approved by our stockholders, replaced our 2009 Equity Incentive Plan, as amended (the “2009 Plan”); however, the terms and conditions of the 2009 Plan will continue to govern any outstanding awards granted thereunder.

The number of shares reserved for issuance under the 2018 Plan is 6,998 shares. We have an aggregate of 1,998 options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted and outstanding pursuant to the 2018 Plan as of September 30, 2026. As of September 30, 2026, the number of shares available for future grant under the 2018 Plan is 2,096.

Share-based compensation for our stock option plans for the three and nine months ended September 30, 2026, was $1,962 and $6,243, respectively, and for the three and nine months ended September 30, 2025, was $1,967 and $5,721, respectively. Issuance of common stock related to the exercise of stock options and the vesting of restricted stock units (including restricted stock units that converted from performance stock units) are as follows for the period presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock issued - options(1)	3	4	351	369
Common stock issued - RSU(1)(2)	107	100	745	555
(1)Included in these amounts are 13 and 349 shares withheld for taxes or in connection with a cashless exercise of options during the three and nine months ended September 30, 2026, respectively, and 4 and 184 shares withheld for taxes or in connection with a cashless exercise of options during the three and nine months ended September 30, 2025.
(2)Included in these amounts are 21 and 339 restricted stock units during the three and nine months ended September 30, 2026, and 159 restricted stock units during the nine months ended September 30, 2025, that were converted from performance stock units which vested during those periods. There were no stock units converted from performance stock units during the three months ended September 30, 2025.

NOTE 10 - NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic:
Net loss	$(604)	$(5,362)	$(4,422)	$(13,883)
Weighted-average shares of common stock outstanding	28,890	27,566	28,688	27,257
Basic loss per share	$(0.02)	$(0.19)	$(0.15)	$(0.51)

Diluted:
Net loss	$(604)	$(5,362)	$(4,422)	$(13,883)
Weighted-average shares of common stock outstanding	28,890	27,566	28,688	27,257
Diluted loss per share	$(0.02)	$(0.19)	$(0.15)	$(0.51)

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

The operating financial results of our single reportable segment for the three and nine months ended September 30, 2026 and 2025, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$40,022	$36,252	$119,892	$101,230

Significant segment expenses
Compensation	23,707	22,926	71,160	67,894
Non-compensation	10,567	11,902	32,242	30,081
Deferred software and commission costs	(4,061)	(4,233)	(11,605)	(11,649)
Amortization, depreciation, and other noncash expenses	8,833	9,518	27,790	26,566
Other segment expenses (income)(1)	1,580	1,501	4,727	2,221
Total expenses	40,626	41,614	124,314	115,113
Net loss	$(604)	$(5,362)	$(4,422)	$(13,883)
(1)Other segment expenses include interest expense (income) and other business expense (income)

NOTE 12 - SUBSEQUENT EVENTS

Credit Agreement with MUFG Bank LTD

On October 15, 2026, we entered into a Credit Agreement (the “Credit Agreement”) with MUFG Bank, LTD (“MUFG”), as administrative agent, and the lenders from time to time party thereto (such lenders collectively with MUFG, the “Lenders”).

Under the Credit Agreement, we may borrow up to $115 million from the Lenders (the “Senior Credit Facility”), comprising a (i) $85.0 million (the “Initial Loan Balance”) term loan facility, all of which was drawn on October 15, 2026 (the “Closing Date”), (ii) $10.0 million five-year revolving credit facility (the “Revolving Facility”), and (iii) $20.0 million delayed-draw term loan facility (the “DDTL Facility”). After the Closing Date, we are permitted to incur (a) additional term loans under a new term facility to be included in the Senior Credit Facility and/or (b) increases in the Revolving Credit Facility, in an aggregate principal amount not to exceed $30 million, subject to the terms and conditions set forth in the Credit Agreement.

Subject to the conditions set forth in the Credit Agreement, the Revolving Facility is available through October 15, 2031 and the DDTL Facility is available through October 15, 2028.

We will begin to make principal payments on the Initial Loan Balance in quarterly installments beginning on April 1, 2027, such that 2.5% of the Initial Loan Balance will be paid in the first year, 5.0% of the Initial Loan Balance will be paid in each of the second and third year, and 7.5% of the Initial Loan Balance will be paid in each of the fourth and fifth year, with the last payment being made on October 1, 2031, and the remaining Initial Loan Balance paid on the October 15, 2031 (the “Maturity Date”). We may, upon notice to MUFG pursuant to the Credit Agreement, voluntarily prepay amounts loaned under the Credit Agreement in whole or in part without premium or penalty, subject to certain conditions set forth therein.

The interest rates that we will be charged under the Senior Credit Facility is generally equal to the Term SOFR (as defined in the Credit Agreement) plus the Applicable Rate (as defined in the Credit Agreement) or, at our option, the Base Rate (as defined in the Credit Agreement) plus the Applicable Rate. The Applicable Rate generally adjusts quarterly based on our Consolidated Net Leverage Ratio. With respect to Term SOFR loans, the Borrower may select interest periods of one, three or six months. For the Initial Loan Balance, we selected a three month interest period for Term SOFR and the interest rate to be charged during the initial three month interest period is 7.04%, calculated on the basis of a year of 360 days and actual days elapsed, reflecting a rate based on Term SOFR plus three percent (3.00%), as provided in the Credit Agreement.

We are subject to customary events of default as described in the Credit Agreement, including insolvency of the Company, breaches of certain covenants and representations and warranties, and failures to pay. In such event, and for so long as it continues, the outstanding loan balance will bear interest at a rate per annum, subject to certain exceptions set forth in the Credit Agreement, (i) equal to two percent (2.00%) in excess of the rate otherwise applicable thereto, and (ii) with respect to any loan for which a rate is not specified or available, a rate per annum equal to the Base Rate (as defined in the Credit Agreement), plus (a) the Applicable Rate for revolving loans that are Base Rate Loans (as defined in the Credit Agreement), plus (b) two percent (2.00%), in each case, to the fullest extent permitted by applicable law.

Under the Credit Agreement, we covenant to maintain a (i) Consolidated Net Leverage Ratio (as defined in the Credit Agreement), as tested quarterly, no greater than 3.50 to 1.00 (subject to certain conditions set forth therein), and (ii) Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as tested quarterly, of not less than 1.25 to 1.00. The Senior Credit Facility is secured by substantially all of the assets of the Company.

In connection with the Credit Agreement, we incurred $1,226 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Credit Agreement. As a result, net proceeds of the Credit Agreement were $83,774.

Extinguishment of Credit, Security and Guaranty Agreement with MidCap Financial Trust

In connection with the entry into the Credit Agreement on October 15, 2026, we terminated the Loan Agreement with MidCap and the secured promissory note (the “Note”) with MidCap, evidencing its obligations under the Loan Agreement. In connection with this termination, the Company paid to MidCap for the benefit of lenders under the Loan Agreement an aggregate amount of $62,646 (the “Payoff Amount”) in full payment of its outstanding obligations under the Loan Agreement and Note. The Payoff Amount represented approximately $60,208 outstanding of principal and interest on the unpaid principal balance and $2,438 of prepayment and termination fees and other expenses due to MidCap. All promissory notes previously subordinated to the Loan Agreement with MidCap are now subordinated to the Credit Agreement with MUFG.

Asset Purchase Agreement

On October 15, 2026, we acquired certain assets of a payroll processing business primarily located in the southeastern United States, which included the purchase of developed technology that will be used to update some of our product offerings. The aggregate purchase price that we paid for these assets was $26,500, consisting of $13,500 paid in cash on hand, 1,206 shares of Asure common stock, having an agreed value of $10,000, and the remaining $3,000 in the form of a promissory note with the principal balance due on April 15, 2028.

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

OVERVIEW

The following review of Asure’s financial position as of September 30, 2026, and December 31, 2025, and results of operations for the three and nine months ended September 30, 2026 and 2025, should be read in conjunction with our 2025 Annual Report on Form 10-K filed with the SEC on February 26, 2026 and our quarterly reports filed with the SEC on April 30, 2026, and July 30, 2026. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. Asure’s internet website and the information contained in our website or connected to our website are not incorporated into this Quarterly Report on Form 10-Q. However, we do post information on the investor relations page of our website that we believe may be of interest to our investors. Asure’s internet website address is www.asuresoftware.com.

Our Business

We are a provider of cloud-based Human Capital Management (“HCM”) software solutions delivered as Software-as-a-Service (“SaaS”) to businesses of all sizes. We offer human resources (“HR”) tools necessary to build a thriving workforce, provide the resources to stay compliant with dynamic federal, state, and local tax jurisdictions and their respective labor laws, freeing cash flows so these businesses can spend their financial capital on growing their businesses rather than administrative overhead that can impede growth. Our solutions also provide new ways for employers to connect with their employees and strengthen relationships with their talent. At the core of our offering is the Asure HCM platform—a SaaS-based system that includes Payroll & Tax filing, HR management tools, Time & Attendance software, Recruiting, and Insurance and Benefits Administration. This platform serves as the foundation for delivering both our core software and a range of complementary, technology-enabled services. These include AsureMarketplace™, which automates data exchange between our HCM system and third-party providers to increase efficiency, accuracy, and breadth of services. Our HR Compliance services combine expert guidance with scalable digital delivery. AsurePay®, our payroll card, which we provide in association with our partners, offers employees fast, secure access to earned wages. Additionally, through our licensed brokerage, we offer Insurance Services that help employers manage benefits and reduce administrative costs. We deliver our solutions directly and through a national network of Reseller Partners.

We strive to be the most trusted HCM resource. Our solutions solve three primary challenges that prevent businesses from growing: HR complexity, allocation of human and financial capital, and the ability to build great teams. We sell our solutions through both direct and partner channels. We supplement our direct sales efforts with partner programs that afford us access to opportunities in various geographic and industry niches. Asure has two types of partners: Reseller Partners that white label our products while providing value-added services to their clients (our indirect clients) and Referral Partners that provide us with client leads but do not resell our solutions. We have and will continue to invest in research and development to expand our solutions. Our solutions reduce the administrative burden on employers and increase employee productivity while managing the employment lifecycle. The Asure HCM suite includes eight product lines: Asure Payroll & Tax, Asure HR Compliance, Asure Time & Attendance, AsureRecruiting®, Asure Insurance and Benefits Administration, AsurePay™, Asure Tax Management Solutions, and AsureMarketplace™.

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

RESULTS OF OPERATIONS (in thousands)

The following table sets forth, for the fiscal periods indicated, the percentage of total revenue represented by certain items in our Condensed Consolidated Statements of Comprehensive Loss:

	Nine Months Ended September 30,
	2026	2025
Revenue	100%	100%
Gross profit	70%	67%
Sales and marketing	22%	25%
General and administrative	31%	34%
Research and development	4%	5%
Amortization of intangible assets	12%	13%
Total operating expenses	69%	77%
Interest income	—%	1%
Interest expense	(4)%	(3)%
Other income, net	—%	—%
Loss from operations before income taxes	(4)%	(12)%
Net loss	(4)%	(14)%

Revenue

Revenue is comprised of recurring revenue, professional services, hardware, and other revenue. We expect our revenue to increase as we introduce new applications, expand our client base and renew and expand relationships with existing clients. As a percentage of total revenue, we expect our mix of recurring revenue, and professional services, hardware and other revenue to remain relatively constant. While revenue mix varies by product, recurring revenue represented over 92% and 91% of total revenue in the three and nine months ended September 30, 2026, respectively, compared to 88% and 92% in the three and nine months ended September 30, 2025, respectively. The increase in recurring revenue as a percentage of total revenue for the three months ended September 30, 2026 was due to growth in our payroll direct business and lower non-recurring time and attendance hardware sales. The decrease for the nine months ended September 30, 2026 was due to higher non-recurring hardware sales, primarily resulting from the inclusion of a full period of results from the time and attendance business acquired in July 2025.
Our revenue was derived from the following sources (in thousands):

	Three Months Ended September 30,		Variance
	2026	2025	$	%
Recurring	$36,912	$31,841	$5,071	16%
Professional services, hardware and other	3,110	4,411	(1,301)	(29)%
Total	$40,022	$36,252	$3,770	10%

	Nine Months Ended September 30,		Variance
	2026	2025	$	%
Recurring	$108,627	$93,624	$15,003	16%
Professional services, hardware and other	11,265	7,606	3,659	48%
Total	$119,892	$101,230	$18,662	18%

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

Recurring revenue for the three months ended September 30, 2026, was $36,912, an increase of $5,071, or 16%, from $31,841 for the three months ended September 30, 2025. The increase is primarily due to an increase in payroll solutions.

Recurring revenue for the nine months ended September 30, 2026, was $108,627, an increase of $15,003, or 16%, from $93,624 for the nine months ended September 30, 2025. The increase is primarily due to an increase in HR compliance, payroll solutions, and time and attendance solutions.

Professional Services, Hardware and Other Revenue

Professional services, hardware and other revenues represents implementation fees, one-time consulting projects, on-premise maintenance, hardware devices to enhance our software products.

Professional services, hardware and other revenue for the three months ended September 30, 2026, was $3,110, a decrease of $1,301, or 29%, from $4,411 for the three months ended September 30, 2025. This decrease is primarily due to a decrease in hardware related to our time and attendance solutions, which is non-recurring in nature.

Professional services, hardware, and other revenue for the nine months ended September 30, 2026, was $11,265, an increase of $3,659, or 48%, from $7,606 for the nine months ended September 30, 2025. The increase is primarily due to an increase in non-recurring hardware sales, primarily resulting from the inclusion of a full period of results from the time and attendance business acquired in July 2025.

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

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended September 30, 2026, was $27,844, an increase of $4,306, or 18%, from $23,538 for the three months ended September 30, 2025. Gross profit as a percentage of revenue increased to 70% for the three months ended September 30, 2026, from 65% for the same period in 2025. The increase is primarily attributable to the growth in our payroll solutions, which are higher margin in comparison to our other offerings.

Consolidated gross profit for the nine months ended September 30, 2026, was $83,369, an increase of $15,197, or 22%, from $68,172 for the nine months ended September 30, 2025. Gross profit as a percentage of revenue increased to 70% for the nine months ended September 30, 2026, from 67% for the same period in 2025. The increase is primarily attributable to the growth in our HR compliance, payroll solutions, and time and attendance solutions, which is higher margin in comparison to our other offerings.

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

Sales and marketing expenses for the three months ended September 30, 2026, were $8,925, a decrease of $118, or 1%, from $9,043 for the three months ended September 30, 2025. The decrease is primarily due to a decrease in bad debt. Sales and marketing expenses as a percentage of revenue decreased to 22% for the three months ended September 30, 2026, from 25% for the same period in 2025.

Sales and marketing expenses for the nine months ended September 30, 2026, were $26,787, an increase of $1,209, or 5%, from $25,578 for the nine months ended September 30, 2025. The increase is primarily due to an increase in advertising. Sales and marketing expenses as a percentage of revenue decreased to 22% for the nine months ended September 30, 2026, from 25% for the same period in 2025.

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

General and administrative expenses for the three months ended September 30, 2026, were $12,540, an increase of $885, or 8%, from $11,655 for the three months ended September 30, 2025. The increase is primarily attributable to increased personnel compensation expenses. General and administrative expenses as a percentage of revenue decreased to 31% for the three months ended September 30, 2026, from 32% for the same period in 2025.

General and administrative expenses for the nine months ended September 30, 2026, were $37,387, an increase of $2,864, or 8%, from $34,523 for the nine months ended September 30, 2025. The increase is primarily attributable to an increased personnel compensation expenses. General and administrative expenses as a percentage of revenue decreased to 31% for the nine months ended September 30, 2026, from 34% for the same period in 2025.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and related expenses, including share-based expenses for employees supporting our R&D activities.

R&D expenses for the three months ended September 30, 2026, were $1,677, an increase of $107, or 7%, from $1,570 for the three months ended September 30, 2025. The increase is primarily attributable to an increase in software subscriptions. R&D expenses as a percentage of revenue remained flat at 4% for the three months ended September 30, 2026 and 2025.

R&D expenses for the nine months ended September 30, 2026, were $4,899, a decrease of $88, or 2%, from $4,987 for the nine months ended September 30, 2025. The decrease is primarily attributable to an increase in capitalized software. R&D expenses as a percentage of revenue decreased to 4% for the nine months ended September 30, 2026 from 5% for the same period in 2025.

Amortization of Intangible Assets

Amortization expense for the three months ended September 30, 2026, was $4,187, a decrease of $582, or 12%, from $4,769 for the three months ended September 30, 2025. The decrease is primarily attributable to intangible assets fully amortized in the current year. Amortization expense as a percentage of revenue decreased to 10% for the three months ended September 30, 2026, from 13% for the same period in 2025.

Amortization expense for the nine months ended September 30, 2026, was $13,848, an increase of $598, or 5%, from $13,250 for the nine months ended September 30, 2025. The increase is primarily attributable to our continuing acquisitions strategy, with additional acquisitions occurring each quarter. Amortization expense as a percentage of revenue decreased to 12% for the nine months ended September 30, 2026 from 13% for the same period in 2025.

Interest Income and Expense

Interest income for the three months ended September 30, 2026, was $178 compared to interest income of $250 for the three months ended September 30, 2025. Interest income as a percentage of revenue was negligible for the three months ended September 30, 2026 compared to 1% for the same period in 2025. Interest expense for the three months ended September 30, 2026 was $1,762 compared to interest expense of $1,966 for the three months ended September 30, 2025. Interest expense as a percentage of revenue was 4% for the three months ended September 30, 2026 compared to 5% for the same period in 2025. The decrease in Interest expense in the three months ended September 30, 2026, is primarily related to the variable interest rate accrued under our Loan Agreement (defined below) with MidCap Financial Trust (“MidCap”) being lower in the three months ended September 30, 2026 compared to the same period in 2025.

Interest income for the nine months ended September 30, 2026 was $532 compared to interest income of $698 for the nine months ended September 30, 2025. Interest income as a percentage of revenue was negligible for the nine months ended September 30, 2026 compared to 1% for the same period in 2025. Interest expense for the nine months ended September 30, 2026 was $5,261 compared to interest expense of $3,226 for the nine months ended September 30, 2025. Interest expense as a percentage of revenue was 4% for the nine months ended September 30, 2026 compared to 3% for the same period in 2025. The increase in interest expense in the nine months ended September 30, 2026, is primarily related to interest accrued under our Loan Agreement with MidCap entered into on April 10, 2025.

Other Income, Net

Other income, net for the three months ended September 30, 2026 was $9 compared to $220 for the three months ended September 30, 2025. Other income, net as a percentage of revenue was negligible for the three months ended September 30, 2026 compared to 1% for the same period in 2025.

Other income, net for the nine months ended September 30, 2026 was $9 compared to $312 for the nine months ended September 30, 2025. Other income, net as a percentage of revenue was negligible for the nine months ended September 30, 2026 and 2025.

Income Taxes

For the three months ended September 30, 2026, we recorded income tax benefit attributable to continuing operations of $456 compared to an income tax expense of $367 for the three months ended September 30, 2025, a decrease of $823.

For the nine months ended September 30, 2026 and 2025, we recorded income tax expense attributable to continuing operations of $150 and $1,501, respectively, a decrease of $1,351.

Net Loss

We incurred a loss of $604, or $0.02 per share, during the three months ended September 30, 2026, compared to a loss of $5,362, or $0.19 per share, during the three months ended September 30, 2025. Loss as a percentage of total revenue was 2% and 15% for the three months ended September 30, 2026 and 2025, respectively.

We incurred a loss of $4,422, or $0.15 per share, during the nine months ended September 30, 2026, compared to a loss of $13,883, or $0.51 per share, during the nine months ended September 30, 2025. Loss as a percentage of total revenue was 4% and 14% for the nine months ended September 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

	September 30, 2026	December 31, 2025
Cash and cash equivalents(1)	$16,780	$25,244
(1)This balance excludes cash equivalents in funds held for clients.

Working Capital. We had working capital of $11,419 at September 30, 2026, a decrease of $7,227 from working capital of $18,646 at December 31, 2025. Working capital as of September 30, 2026 and December 31, 2025 includes $5,864 and $11,622 of short-term deferred revenue, respectively. Deferred revenue is an obligation to perform future services. We expect that deferred revenue will convert to future revenue as we perform our services, but this does not represent future payments. Deferred revenue can vary based on seasonality, expiration of initial multi-year contracts and deals that are billed after implementation rather than in advance of service delivery.

Operating Activities. Net cash provided by operating activities of $12,810 for the nine months ended September 30, 2026 was primarily driven by non-cash adjustments to our net loss of approximately $27,780, primarily due to depreciation, amortization, and share-based compensation. This was offset by changes in operating assets and liabilities, which resulted in a use of $10,548 in cash. Net cash provided by operating activities of $10,926 for the nine months ended September 30, 2025 was primarily driven by non-cash adjustments to our net loss of approximately $27,918, primarily due to depreciation, amortization, and share-based compensation. This was offset by changes in operating assets and liabilities, which results in a use of $3,109 in cash.

Investing Activities. Net cash used in investing activities of $22,680 for the nine months ended September 30, 2026, is primarily due to cash paid in asset acquisitions of $4,739, purchases of available-for-sale securities of $25,566, and software capitalization costs of $10,582, partially offset by proceeds from sales and maturities of available-for-sale securities of $18,773. Net cash used in investing activities of $78,177 for the nine months ended September 30, 2025, is primarily due to cash paid in business combinations or asset acquisitions of $52,467, purchases of available-for-sale securities of $36,655, and software capitalization costs of $10,271, partially offset by proceeds from sales and maturities of available-for-sale securities of $21,738.

Financing Activities. Net cash used in financing activities was $36,311 for the nine months ended September 30, 2026, which primarily consisted of payments of notes payables of $4,554 and net decrease in client fund obligations of $31,103. Net cash provided by financing activities was $7,006 for the nine months ended September 30, 2025, which primarily consisted of net proceeds of $57,982 from the MC Credit Agreement (defined below) with MidCap offset by a net decrease in client fund obligations of $45,506.

As of September 30, 2026, we have seven subordinated promissory notes outstanding, all of which related to acquisitions that occurred during the nine months ended September 30, 2026 and periods prior to January 1, 2025, with a combined outstanding principal balance of $6,811 and maturity dates ranging from November 1, 2026 to July 1, 2029.

On October 15, 2026, we entered into a Credit Agreement (the “Credit Agreement”) with MUFG Bank, LTD (“MUFG”), as administrative agent, and the lenders from time to time party thereto (such lenders collectively with MUFG, the “Lenders”).

Under the Credit Agreement, the Company may borrow up to $115 million from the Lenders (the “Senior Credit Facility”), comprising a (i) $85.0 million (the “Initial Loan Balance”) term loan facility, all of which was drawn by the Company on October 15, 2026 (the “Closing Date”), (ii) $10.0 million five-year revolving credit facility (the “Revolving Facility”), and (iii) $20.0 million delayed-draw term loan facility (the “DDTL Facility”). After the Closing Date, the Company is permitted to incur (a) additional term loans under a new term facility to be included in the Senior Credit Facility and/or (b) increases in the Revolving Credit Facility, in an aggregate principal amount not to exceed $30 million, subject to the terms and conditions set forth in the Credit Agreement.

Subject to the conditions set forth in the Credit Agreement, the Revolving Facility is available through October 15, 2031 and the DDTL Facility is available through October 15, 2028.

The Company will begin to make principal payments on the Initial Loan Balance in quarterly installments beginning on April 1, 2027, such that 2.5% of the Initial Loan Balance will be paid in the first year, 5.0% of the Initial Loan Balance will be paid in each of the second and third year, and 7.5% of the Initial Loan Balance will be paid in each of the fourth and fifth year, with the last payment being made on October 1, 2031, and the remaining Initial Loan Balance paid on the October 15, 2031 (the “Maturity Date”). The Company may, upon notice to MUFG pursuant to the Credit Agreement, voluntarily prepay amounts loaned under the Credit Agreement in whole or in part without premium or penalty, subject to certain conditions set forth in the Credit Agreement.

The interest rates that the Company will be charged under the Senior Credit Facility is generally equal to the Term SOFR (as defined in the Credit Agreement’) plus the Applicable Rate (as defined in the Credit Agreement) or, at the the Company’s option, the Base Rate (as defined in the Credit Agreement ) plus the Applicable Rate. The Applicable Rate generally adjusts quarterly based on the Company’s Consolidated Net Leverage Ratio. With respect to Term SOFR loans, the Borrower may select interest periods of one, three or six months. For the Initial Loan Balance, the Company selected a three month interest period for Term SOFR and the interest rate to be charged during the initial three month interest period is 7.04%, calculated on the basis of a year of 360 days and actual days elapsed, reflecting a rate based on Term SOFR plus three percent (3.00%), as provided in the Credit Agreement.

The Company is subject to customary events of default as described in the Credit Agreement, including insolvency of the Company, breaches of certain covenants and representations and warranties, and failures to pay. In such event, and for so long as it continues, the outstanding loan balance will bear interest at a rate per annum, subject to certain exceptions set forth in the Credit Agreement, (i) equal to two percent (2.00%) in excess of the rate otherwise applicable thereto, and (ii) with respect to any loan for which a rate is not specified or available, a rate per annum equal to the Base Rate (as defined in the Credit Agreement), plus (a) the Applicable Rate for revolving loans that are Base Rate Loans (as defined in the Credit Agreement), plus (b) two percent (2.00%), in each case, to the fullest extent permitted by applicable law.

Under the Credit Agreement, the Company covenants to maintain a (i) Consolidated Net Leverage Ratio (as defined in the Credit Agreement), as tested quarterly, no greater than 3.50 to 1.00 (subject to certain conditions set forth therein), and (ii) Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as tested quarterly, of not less than 1.25 to 1.00. The Senior Credit Facility is secured by substantially all of the assets of the Company.

In connection with the Credit Agreement, we incurred $1,226 of origination, legal, and other fees that represent debt financing costs to be deferred and amortized over the duration of the Loan Agreement. As a result, net proceeds of the Loan Agreement were $83,774.

In connection with the entry into the Credit Agreement, we terminated the Credit, Security and Guaranty Agreement (the “MC Credit Agreement”), by and among the Company and MidCap Financial Trust (“MidCap”) and the lenders thereto and the secured promissory note (the “Note”) with MidCap, evidencing its obligations under the MC Credit Agreement. In connection with the extinguishment, the Company paid to MidCap for the benefit of lenders under the MC Credit Agreement an aggregate amount of $62,646 (the “Payoff Amount”) in full payment of its outstanding obligations under the MC Credit Agreement and Note. The Payoff Amount represented approximately $60,208 outstanding of principal and interest on the unpaid principal balance and $2,438 of prepayment and termination fees and other expenses due to MidCap.

Sources of Liquidity. As of September 30, 2026, our principal sources of liquidity consisted of $16,780 of cash and cash equivalents generated from operations of our business, which we expect to be our principal source of liquidity over the next twelve months. As of October 29, 2026, we have access to the $10.0 million Revolving Facility, and the $20.0 million DDTL Facility. Additionally, we have access to an “at the market offering” program entered in October 31, 2024, under which we may offer and sell up to $25,000 of newly issued shares of common stock. As of September 30, 2026, there are $25,000 of shares of common stock available for issuance under this program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposure from market risks from those disclosed in the Company’s 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports filed or submitted by Asure to the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that Asure’s disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of Asure have concluded that as of September 30, 2026, disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and in the future may be, the defendant or plaintiff in various actions arising in the normal course of business. As of September 30, 2026, we were not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, and investors are encouraged to review these risk factors prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers have entered into, amended, or terminated, a 10b5-1 trading plan.

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
2.1+
Equity Purchase Agreement, dated July 1, 2025, by and among Pendulum Holding, Inc., the equityholders of Pendulum Holding, Inc., Lathem Time 2025, LLC (f/k/a Lathem Time Corporation) and Asure Software, Inc (Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 1, 2025).

10.1+
Credit Agreement, dated October 15, 2026, by and among Asure Software, Inc. as the Borrower, certain subsidiaries of the Borrower, MUFG Bank, LTD, and the Lender Parties. (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8K, filed October 15, 2026).

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

101
The following materials from Asure Software, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2026, formatted in Inline XBRL: (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Comprehensive Loss, (3) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted as Inline XBRL and contained in Exhibit 101 (filed herewith).

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

ASURE SOFTWARE, INC.

Date: October 29, 2026	By:	/s/ PATRICK GOEPEL
Patrick Goepel
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2026	By:	/s/ JOHN PENCE
John Pence
Chief Financial Officer
(Principal Financial and Accounting Officer)